Form 10-Q
period 2014-03-31
Norcraft Companies, Inc.
filed 2014-05-15
CIK 1582616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
Commission file number: 333-191607
________________________________
Norcraft Companies, Inc.
(Exact name of registrant as specified in its certificate of limited partnership)
 ________________________________

Delaware	37-1738347
(State of Incorporation)	(I.R.S. Employer Identification No.)

________________________________
3020 Denmark Avenue, Suite 100
Eagan, MN 55121
(Address of Principal Executive Offices)
________________________________
(800) 297-0661
(Registrant’s Telephone Number, Including Area Code)
________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,311,573 shares of common stock outstanding as of May 07, 2014.

Norcraft Companies, Inc.

PART I. FINANCIAL INFORMATION

Item 1.

Norcraft Companies, Inc.
Consolidated Balance Sheets
(dollar amounts in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$35,660	$39,106
Trade accounts receivable, net	26,298	21,449
Inventories	24,565	22,591
Prepaid and other current assets	2,384	2,590
Total current assets	88,907	85,736
Non-current assets:
Property, plant and equipment, net	24,808	25,208
Goodwill	88,456	88,466
Intangible assets, net	59,063	60,108
Display cabinets, net	6,055	5,864
Other assets	79	84
Total non-current assets	178,461	179,730
Total assets	$267,368	$265,466
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,500	$1,500
Accounts payable	12,802	8,523
Accrued expenses	16,244	21,203
Total current liabilities	30,546	31,226
Non-current liabilities:
Long-term debt	148,125	148,500
Unamortized discount on long-term debt	(719)	(746)
Deferred tax liabilities and other liabilities	36,991	36,560
Total non-current liabilities	184,397	184,314
Total liabilities	214,943	215,540
Commitments and contingencies	—	—
Equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,311,573 issued and outstanding at March 31, 2014 and December 31, 2013	173	173
Additional paid-in capital	52,321	51,795
Accumulated deficit	(11,690)	(13,703)
Accumulated other comprehensive income	508	845
Total Norcraft Companies, Inc. equity	41,312	39,110
Noncontrolling interests	11,113	10,816
Total equity	52,425	49,926
Total liabilities and equity	$267,368	$265,466

See notes to unaudited consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(dollar amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$84,030	$77,348
Cost of sales	62,542	57,578
Gross profit	21,488	19,770
Selling, general and administrative expenses	14,674	13,856
Income from operations	6,814	5,914
Other expense:
Interest expense, net	2,176	6,447
Amortization of deferred financing costs	142	780
Expense related to tax receivable agreements	1,643	—
Other expense, net	59	10
Total other expense	4,020	7,237
Income (loss) before income taxes	2,794	(1,323)
Income tax expense	437	—
Net income (loss)	2,357	(1,323)
Less: net income attributable to noncontrolling interests	344	—
Net income (loss) attributable to Norcraft Companies, Inc.	2,013	(1,323)

Other comprehensive loss:
Foreign currency translation adjustment	(384)	(191)
Less: other comprehensive loss attributable to noncontrolling interest	(47)	—
Other comprehensive loss attributable to Norcraft Companies, Inc.	(337)	(191)

Comprehensive income (loss)	1,973	(1,514)
Less: comprehensive income attributable to noncontrolling interests	297	—
Comprehensive income (loss) attributable to Norcraft Companies, Inc.	$1,676	$(1,514)

Net income per share attributable to Norcraft Companies, Inc.
Basic and diluted	$0.12

See notes to unaudited consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statement of Changes in Stockholders' Equity
(dollar amounts in thousands, except share data)
(unaudited)

					Accumulated
			Additional		Other	Non
	Common Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit	Income	Interests	Total
Stockholders' equity at January 1, 2014	17,311,573	$173	$51,795	$(13,703)	$845	$10,816	$49,926
Stock compensation expense	—	—	526	—	—	—	526
Comprehensive income (loss)	—	—	—	2,013	(337)	297	1,973
Stockholders' equity at March 31, 2014	17,311,573	$173	$52,321	$(11,690)	$508	$11,113	$52,425

See notes to unaudited consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,357	$(1,323)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,031	1,112
Amortization:
Customer relationships	1,117	1,116
Deferred financing costs	142	780
Display cabinets	1,085	1,136
Discount amortization/accreted interest	27	(10)
Provision for uncollectible accounts receivable	52	51
Provision for obsolete and excess inventories	136	66
Provision for warranty claims	1,281	753
Stock compensation expense	526	5
Deferred income tax expense	428	—
Gain on disposal of assets	(15)	—
Change in operating assets and liabilities:
Trade accounts receivable	(4,994)	(4,807)
Inventories	(2,176)	(2,011)
Prepaid expenses	203	410
Other assets	4	77
Accounts payable and accrued expenses	(1,898)	8,823
Net cash provided by (used in) operating activities	(694)	6,178
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	15	—
Purchase of property, plant and equipment	(825)	(816)
Additions to display cabinets	(1,276)	(921)
Net cash used in investing activities	(2,086)	(1,737)
Cash flows from financing activities:
Payment of financing costs	(214)	—
Repayment of long-term debt	(375)	—
Proceeds from issuance of member interests	—	3
Net cash provided by (used in) financing activities	(589)	3
Effect of exchange rates on cash and cash equivalents	(77)	(32)
Net increase (decrease) in cash and cash equivalents	(3,446)	4,412
Cash and cash equivalents, beginning of the period	39,106	23,019
Cash and cash equivalents, end of period	$35,660	$27,431
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,448	$59
Cash paid during the period for income taxes	$—	$—

See notes to unaudited consolidated financial statements.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

1.	Basis of Presentation
The accompanying financial statements are those of Norcraft Companies, Inc. (“Norcraft”). Norcraft and its subsidiaries are collectively referred to as the “Company.” Norcraft was incorporated as a Delaware corporation on July 23, 2013 for the purpose of facilitating an initial public offering of 7,356,634 shares of common stock ("IPO"). Norcraft has income tax related items recorded on its statement of financial condition and statement of comprehensive income (loss) and all other transactions are its direct or indirect interest in Norcraft Holdings Corp. I (formerly known as SKM Norcraft Corp.), Norcraft Holdings Corp. II (formerly known as Trimaran Cabinet Corp.) and Norcraft Companies LLC and its subsidiaries. Norcraft Companies LLC’s subsidiaries, including Norcraft Holdings, L.P. and Norcraft Companies, L.P., are continuing to operate the historical business of the Company.
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Noncontrolling Interests
Exchange of LLC Units for Common Stock. Beginning one year after the date of Norcraft's IPO, at the option of the holders, the common units of Norcraft Companies LLC (“LLC Units”), are exchangeable for cash, or, for Norcraft's common shares on a one-for-one basis, at the option of Norcraft. The LLC Units are exchangeable for an amount of cash per LLC Unit equal to the average of the daily per share volume-weighted average price of Norcraft's common stock for the 15 consecutive trading days immediately preceding the date of the exchange. As of March 31, 2014, the aggregate redemption value of the then-outstanding LLC Units owned by Norcraft Companies LLC members was approximately $41.1 million.
The LLC Units owned by the former holders of Buller Norcraft Holdings LLC and MEB Norcraft LLC and certain former and current members of management and the Norcraft's board are considered noncontrolling interests for financial accounting purposes. The amount allocated to noncontrolling interests represents the proportional interest in the consolidated net income of Norcraft Companies LLC owned by those common unitholders.
Net income attributable to noncontrolling interests is computed as follows:

Three months ended March 31, 2014
Income before income taxes	$2,794
Noncontrolling interests ownership percentage	12.3%
Net income attributable to noncontrolling interests	$344

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

3.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except share and per share data):

Three months ended March 31, 2014
Numerator
Numerator for basic earnings per share - Net income attributable to Norcraft Companies, Inc.	$2,013
Net income attributable to noncontrolling interests	344
Numerator for diluted earnings per share	$2,357

Denominator

Denominator for basic earnings per share weighted average number of common shares outstanding	17,311,573
Effect of convertible Norcraft Companies LLC units	2,427,414
Denominator for diluted earnings per share	19,738,987

Basic and diluted net earnings per share	$0.12

As of March 31, 2014, there were 2,427,414 of LLC Units outstanding that, subject to certain restrictions, can be exchanged for Company shares. Additionally, there were 1,136,672 options outstanding as of March 31, 2014. Such options were not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive.

4.	Trade Accounts Receivable
Trade accounts receivable consists of the following:

	March 31, 2014	December 31, 2013
Trade accounts receivable	$26,847	$22,044
Less: allowance for uncollectible accounts	(549)	(595)
Trade accounts receivable, net	$26,298	$21,449

5.	Inventories
Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials and supplies	$14,417	$14,340
Work in process	3,288	2,923
Finished goods	6,860	5,328
Inventories	$24,565	$22,591

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

6.	Intangible Assets
Intangible assets consist of the following:

	March 31, 2014
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,456			$88,456

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(46,652)	20,348
Deferred financing costs		3,797	(182)	3,615
	$35,100	$70,797	$(46,834)	$59,063

	December 31, 2013
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,466			$88,466

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(45,535)	21,465
Deferred financing costs		3,583	(40)	3,543
	$35,100	$70,583	$(45,575)	$60,108

There were no events or circumstances during the three months ended March 31, 2014 to indicate that the assets, whether or not subject to amortization, should be evaluated for potential impairment. Under its accounting policy, Norcraft reviews indefinite-lived intangible assets for impairment annually during the fourth quarter of each year or when events or circumstances indicate that potential impairment may exist. The Company reviews finite-lived intangible assets for impairment when events or circumstances indicate the potential that impairment may exist.

7.	Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Salaries, wages and employee benefits	$6,284	$12,115
Commissions, rebates and marketing programs	2,693	3,481
Liability under tax receivable agreements	1,643	—
Workers’ compensation	1,484	1,400
Interest	—	445
Other, including product warranty accruals	4,140	3,762
Accrued expenses	$16,244	$21,203

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

Product warranty accrual activity for the three months ended is as follows:

	March 31, 2014	March 31, 2013
Beginning balance - December 31	$1,018	$733
Accruals for warranties	1,281	753
Claims paid	(1,252)	(786)
Ending balance - March 31	$1,047	$700

8.	Stock-Based Compensation
The Company has a management incentive plan, (the “Plan”) which provides for the grants of incentive stock options in Norcraft Companies, Inc. to selected employees of the Company. The Plan authorizes 2,029,413 total options.
Stock options vest with time-based vesting over a three year period for directors and a four year period for employees. Upon vesting, each stock option entitles the option holder the option to purchase one share of Norcraft Companies, Inc. All stock options currently issued under the Plan were issued in 2013 concurrent with the IPO, with the exception of Harvey Wagner's stock options which were issued in connection with his appointment to Norcraft's board of directors in February 2014, and none of these options were vested as of March 31, 2014. All stock options were issued with an exercise price equal to the then fair value of Norcraft Companies, Inc.'s common shares. No awards may be made after 10 years from the date of the Plan's adoption, but previously granted awards may continue beyond that date in accordance with their terms.
The fair value of the stock options granted is based on the Black-Scholes option-pricing model. In accordance with stock compensation guidance, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company granted 3,812 incentive stock options during the three months ended March 31, 2014.
Compensation expense related to incentive stock options was $0.5 million for the three months ended March 31, 2014.

Three months ended March 31, 2014
Weighted-average fair value of stock options granted	$9.12
Dividend yield	0.0%
Risk-free interest rate	1.68%
Volatility	53.4%
Expected lives	6.25
Weighted-average period over which the total compensation cost of non-vested options is expected to be recognized (months)	42.9

A summary of stock option activity under the Plan is as follows:

	Three Months Ended
	March 31, 2014
	Options	Weighted- Average Exercise Price
Beginning balance	1,132,860	$16.00
Granted	3,812	$17.49
Ending balance	1,136,672	$16.00
Exercisable	—	$—

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

The intrinsic value of the issued stock options at March 31, 2014 was $1.1 million. As of March 31, 2014, none of the options were exercisable.
The total compensation cost of non-vested awards not yet recognized is $8.6 million which will be expensed through October 2017.

9.	Long-Term Debt
Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
Term loan facility (due in 2020 with quarterly interest payments at LIBOR plus a margin of 4.25%)	$149,625	$150,000
Long term debt	$149,625	$150,000

ABL Facility
In November 2013, in connection with a new senior secured term loan facility, Norcraft Companies, L.P. entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of November 14, 2013 (the “ABL Credit Agreement”) by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as swingline lender, as issuing bank, as administrative agent for the lenders and collateral agent for the secured parties. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and has a maturity date of December 14, 2018. As of March 31, 2014, the borrowing base was approximately $23.3 million.
The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing the Company's equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the Term Loan Facility and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of March 31, 2014, the Company was in compliance with these provisions.
Indebtedness under the ABL Facility is guaranteed, on a joint and several basis, by Norcraft Intermediate Holdings, L.P., Norcraft Finance Corp., Norcraft Canada Corporation and all of Norcraft's current and future subsidiaries, subject to exceptions for, among other things, any direct or indirect foreign subsidiary. Indebtedness under the ABL Facility is secured, subject to certain exceptions, by the following property and assets of Norcraft Companies, L.P. and such guarantors:
•On a first priority basis, by all personal property consisting of accounts receivable, inventory, cash, deposit and security accounts (other than any deposit accounts containing solely the proceeds of collateral with respect to which the obligations under the ABL Facility have only a second-priority security interest) and any cash or other assets in such accounts and certain assets related to the foregoing and, in each case, proceeds thereof (such property, the “Current Asset Collateral”); and
•On a second priority basis, by additional property and assets consisting of (i) all of Norcraft Companies, L.P.’s capital stock directly held by Norcraft Intermediate Holdings, L.P., and all of the capital stock in any wholly-owned subsidiary directly held by Norcraft Companies, L.P., and any subsidiary guarantor (which security interest, in the case of the capital stock of each (a) direct or indirect non-domestic subsidiary and (b) direct indirect domestic subsidiary substantially all of the assets of which consist of equity interests in one or more non-domestic subsidiaries, is limited to 65% of the stock of such subsidiary) and (ii) other than to the extent constituting Current Asset Collateral, substantially all other tangible and intangible assets, including substantially all equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (such property described in clauses (i) and (ii), “Fixed Asset Collateral”).

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

As of March 31, 2014, there were no borrowings outstanding, approximately $5.4 million of issued letters of credit and unused commitments of $17.9 million under the ABL Facility. The Company has no undrawn letters of credit.
Term Loan Facility
In November 2013, Norcraft Companies, L.P. entered into a $150.0 million senior secured term loan facility (the "Term Loan Facility") dated as of November 13, 2013 (the "Term Loan Agreement") by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and the other guarantors party thereto, as guarantors, the lenders party thereto from time to time, RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, Royal Bank of Canada, as syndication agent and as administrative agent for the lenders and collateral agent for the secured parties. The term loans under the Term Loan Agreement were issued at a discount on December 13, 2013, for total net proceeds of $149.3 million. Interest accrues at the LIBOR rate (as defined in the Term Loan Agreement which includes a 1.00% floor) plus a margin of 4.25%, which is payable at the end of each fiscal quarter. As of March 31, 2014, the total interest rate on the Term Loan Facility was 5.25%. Minimum required principal repayments are $1.5 million per year and are payable in quarterly installments at the end of each fiscal quarter. The Term Loan Facility has a maturity of December 13, 2020. Proceeds from this Term Loan Facility were used in combination with the proceeds of the Company's IPO to redeem all of the Company's 10.5% senior secured second lien notes and pay related transaction and financing costs.
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
Additionally, the terms of the Term Loan Facility limit Norcraft Companies, L.P.'s ability to (a) sell assets, (b) alter the business that Norcraft currently conducts, (c) engage in mergers, acquisitions and other business combinations, (d) declare dividends or redeeming or repurchasing the Company's equity interests, (e) incur additional debt or guarantees, (f) make loans and investments, (g) incur liens, (h) enter into transactions with affiliates, (i) engage in sale and leaseback transactions and (j) prepay certain Incremental Equivalent Debt (as defined in the Term Loan Agreement) and unsecured, junior secured and subordinated debt. The terms also include cross-default provisions. As of March 31, 2014, Norcraft Companies, L.P. was in compliance with these provisions.
Indebtedness under the Term Loan Facility is guaranteed by Norcraft Intermediate Holdings, L.P. and each of the present and future subsidiaries of Norcraft Intermediate Holdings, L.P., subject to the same exceptions set forth above regarding guarantors of the ABL Facility. The Term Loan Facility is secured on a first priority basis by the Fixed Asset Collateral and on a second priority basis by the Current Asset Collateral, in each case subject to the qualifications set forth in the intercreditor agreement defining the relative rights and priorities of the ABL Facility secured parties, on the one hand, and the Term Loan Facility secured parties, on the other hand.

10.    Tax Receivable Agreements and Income Taxes
The Company entered into three tax receivable agreements (“TRAs”), with the former holders of SKM Norcraft Corp, the former holders of Trimaran Cabinet Corp. and the holders of common shares of Norcraft Companies LLC:

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

•
Under the first of these agreements the Company generally is required to pay to the holders of common stock of SKM Norcraft Corp. 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to SKM Norcraft Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of SKM Norcraft Corp. relating to taxable years ending on or before the date of the Reorganization (calculated by assuming the taxable year of SKM Norcraft Corp. closes on the date of the Reorganization) that are or become available to the Company as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the tax receivable agreement.

•
Under the second of these agreements the Company generally is required to pay to the holders of common stock of Trimaran Cabinet Corp. 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to Trimaran Cabinet Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of Trimaran Cabinet Corp. relating to taxable years ending on or before the date of the Reorganization that are or become available to the Company as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the tax receivable agreement.

•
Under the third of these agreements the Company generally is required to pay to the holders of units of Norcraft Companies LLC (other than units that the Company holds) 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes that are created as a result of the exchanges of their units for restricted shares of Norcraft's common stock or cash, including any basis adjustment relating to the assets of Norcraft Companies LLC and (ii) tax benefits attributable to payments made under the tax receivable agreements.

The payment obligations under the TRAs are obligations of Norcraft Companies, Inc., not Norcraft Companies LLC, and we expect that the required payments to be made under the TRAs will be substantial. Potential future reductions in tax payments for us and tax receivable agreement payments by the Company will be calculated using the per share volume-weighted average price of Norcraft's common stock at the time of exchange (or the 15 trading days immediately prior to the effective date of any exchange, where Norcraft elects to pay cash consideration for LLC units) and the prevailing tax rates applicable to Norcraft over the life of the TRAs and will generally be dependent on the Company generating sufficient future taxable income to realize the benefit. Any actual increase in tax basis, as well as the amount and timing of any payments under the TRAs, will vary depending upon a number of factors, including the timing of exchanges by the holders of limited liability company units, the price of Norcraft's common stock at the time of the exchange (or the 15 trading days immediately prior to the effective date of any exchange, where Norcraft elects to pay cash consideration for LLC units), whether such exchanges are taxable, the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable as well as the portion of Norcraft's payments under the TRAs constituting imputed interest.
Under each of the TRAs, Norcraft generally will retain the benefit of the remaining 15% of the applicable tax savings. Payments under each of the TRAs are not conditioned on the pre-IPO owners of Norcraft Holdings, L.P.'s continued ownership of Norcraft.
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
Payments under the TRAs will be based on the tax reporting positions that Norcraft determines, consistent with the terms of the TRAs. Norcraft will not be reimbursed for any payments previously made under the TRAs if any basis increases or other benefits (including any net operating losses of SKM Norcraft Corp. and Trimaran Cabinet Corp.) are subsequently disallowed; if it is determined that excess payments have been made to a beneficiary under a TRA, certain future payments, if any, otherwise to be made will be reduced. As a result, in certain circumstances, payments could be made under the TRAs in excess of the benefits that Norcraft actually realizes in respect of the attributes to which the TRAs relate.
The liability under TRAs was $1.6 million as of March 31, 2014 based on taxable income generated during the quarter ended March 31, 2014.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

The Company's effective income tax rate for the three months ended March 31, 2014 was 15.6%, which is also the expected effective tax rate for 2014. Income tax expense for the year will be impacted by changes in our long-term deferred tax liability, TRA liability which is not deductible for tax purposes, other permanent differences and reductions to our net operating loss carry-forward amounts and related valuation allowance as the Company generates taxable income. Going forward, we expect these factors will continue to impact the effective income tax rate, but will eventually diminish and we would expect an effective tax rate of 35% to 37%.

11.	Recently Issued Accounting Pronouncements
The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements and Information

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
Overview
Norcraft Companies, Inc. was incorporated on July 23, 2013 for the purpose of facilitating our initial public offering ("IPO"). Our common stock is listed on the New York Stock Exchange under the symbol "NCFT." Prior to the IPO, we underwent a reorganization (the "Reorganization"). As a result of the Reorganization , the assets and liabilities of Norcraft Holdings, L.P. are included in the financial statements of Norcraft Companies, Inc. at their carrying amounts as of the date of the Reorganization. All of our operations are conducted through Norcraft Companies, L.P. and its subsidiaries. Norcraft Companies, L.P. is an indirect wholly-owned subsidiary of Norcraft Holdings, L.P. The words “Company”, “we”, “us” and “our” refer to Norcraft Companies, Inc. and its subsidiaries.
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2013 Annual Report on Form 10-K.
We are a leading manufacturer of kitchen and bathroom cabinetry in the U.S. and Canada. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access construction. We market our products through seven main brands: Mid Continent Cabinetry®, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, Fieldstone Cabinetry®, Brookwood® and Urban Effects®. With the exception of Norcraft Cabinetry, each of these brands represents a distinct line of cabinetry. The domestic brands have been in operation for over 25 years, with Mid Continent, our original brand, having been established in 1966. In 2008, our Winnipeg, Canada facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada and Urban Effects brands. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.
In 2008 and 2009, we were affected by a significant down-turn in our industry and experienced a significant decrease in sales. In 2010, 2011 and 2012, we experienced some sales stabilization and recovery, but this was coupled with margin pressure associated with a more competitive market place. Our sales increased 17.6% for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The improved conditions that contributed to the increase in sales in 2013 continued into 2014, but were partially offset by adverse weather conditions that disrupted demand and production at several of our plants. Our sales increased 8.6% during the three months ended March 31, 2014, as compared to the same period during the prior year. Net income (loss) improved by $3.7 million from a loss of $1.3 million for the three months ended March 31, 2013 compared to income of $2.4 million for the same period of 2014. Additionally, the contraction in the market caused us to be more aggressive with pricing and sales promotions. In order to gain market share, we continued these pricing and sales promotion efforts in 2010 through March 31, 2014, but at a more subdued pace in the latter portion of 2013 and 2014.

Results of Operations
The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Three Months Ended
	March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	74.4%	74.5%
Gross profit	25.6%	25.5%
Selling, general and administrative expenses	17.5%	17.9%
Income from operations	8.1%	7.6%
Other expense:
Interest expense, net	2.6%	8.3%
Amortization of deferred financing costs	0.2%	1.0%
Expense related to tax receivable agreements	1.9%	—%
Other expense, net	0.1%	—%
Income (loss) before income taxes	3.3%	(1.7)%
Income tax expense	0.5%	—%
Net income (loss)	2.8%	(1.7)%

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Net Sales. Net sales increased by $6.7 million, or 8.6%, from $77.3 million for the three months ended March 31, 2013 to $84.0 million for the same period of 2014. The increase in sales was attributable to increases in sales in all of our domestic divisions, with Mid Continent making up roughly a third, StarMark making up over one-half, UltraCraft making up under a quarter but the Winnipeg, Canada facility showing a modest decrease. The overall increase in sales was generally driven by industry growth. We believe that adverse weather conditions during the three months ended March 31, 2014 negatively impacted sales growth for us and for the industry in general. However, we believe we continue to increase our sales as a result of our differentiated products across various price points, on-time delivery and high level of customer service. We also believe our promotional sales programs, which consist of discounts, rebates and spiffs, contributed to our increased sales during the period.
Cost of Sales. Cost of sales increased by $5.0 million, or 8.6%, from $57.5 million for the three months ended March 31, 2013 to $62.5 million for same period of 2014. The increase was primarily attributable to the increased sales volume. Cost of sales as a percentage of net sales decreased from 74.5% for the three months ended March 31, 2013 to 74.4% for the same period of 2014.
Gross Profit. Gross profit increased by $1.7 million, or 8.7%, from $19.8 million for the three months ended March 31, 2013 to $21.5 million for the same period of 2014. The increase in gross profit was due to the increased net sales described above. Gross profit as a percentage of net sales increased from 25.5% for the three months ended March 31, 2013 to 25.6% for the same period of 2014. A modest increase in the price of some of the material inputs used in our products was largely offset by a decrease in freight costs.
The timing and severity of the impact of the housing recession in 2007 through 2011 differed among our divisions, causing margins to diverge. Gross profit as a percentage of net sales increased at our Mid Continent division during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As discussed above, this was primarily the result of decreased freight costs. Gross profit as a percentage of net sales decreased at our Ultracraft, Starmark and Urban Effects divisions during these same periods. The Ultracraft division was more significantly impacted by the adverse weather conditions described above, resulting in labor inefficiencies that decreased gross profit as a percentage of net sales. Also, these divisions that experienced a decrease in gross profit as a percentage of net sales were impacted by price increases on some of the material inputs used in our products. Excluding the temporary impact of weather on the Ultracraft division, we believe that gross profit as a percentage of net sales for our divisions would have converged during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, a trend we expect to continue as our business continues to recover from the housing recession.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million, or 5.9%, from $13.9 million for the three months ended March 31, 2013 to $14.7 million for the same period of 2014. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. Additionally, there was $0.5 million in stock compensation expense related to the incentive stock options that were issued in connection with our recently completed IPO. Selling, general and administrative expenses as a percentage of net sales decreased from 17.9% for the three months ended March 31, 2013 to 17.5% for the same period of 2014.
Income from Operations. Income from operations increased by $0.9 million, or 15.2%, from $5.9 million for the three months ended March 31, 2013 compared to $6.8 million for the same period of 2014. The increase in income from operations was a result of the factors described above. Income from operations as a percentage of net sales increased from 7.6% for the three months ended March 31, 2013 to 8.1% for the same period of 2014.
Interest, Amortization of Deferred Financing Fees, Expense Related to Tax Receivable Agreements and Other Expenses. Interest, amortization of deferred financing fees, expense related to tax receivable agreements and other expenses decreased by $3.2 million, or 44.5%, from $7.2 million for the three months ended March 31, 2013 compared to $4.0 million for the same period of 2014. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales decreased from 9.3% for the three months ended March 31, 2013 to 4.8% for the same period of 2014. The decrease in interest expense and amortization of deferred financing fees was the result of the new debt facility and IPO proceeds that were used to redeem the outstanding 10.5% senior secured second lien notes in December 2013. In addition, there was $1.6 million in expense related to the tax receivable agreements.
Net Income (Loss). Net income improved by $3.7 million from a loss of $1.3 million for the three months ended March 31, 2013 compared to income of $2.4 million for the same period of 2014, for the reasons described above. Net income (loss) as a percentage of net sales improved from (1.7)% for the three months ended March 31, 2013 to 2.8% for the same period of 2014.

Liquidity and Capital Resources
Cash Flows
Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under the ABL Facility.
Cash used in operating activities was $0.7 million for the three months ended March 31, 2014, compared with cash provided by operating activities of $6.2 million for the same period of 2013, a decrease in cash provided of $6.9 million. Changes in operating assets and liabilities used $11.4 million more cash during the three months ended March 31, 2014 compared to the same period in 2013. More specifically, a decrease in accounts payable and accrued expenses used additional cash of $10.7 million during the three months ended March 31, 2014 compared to the same period of 2013. Additionally, an increase in trade accounts receivable, in support of the increase in net sales, used $0.2 million of additional cash during the three months ended March 31, 2014, compared to the same period of 2013. An increase in inventories, also in support of the increase in net sales, used $0.2 million of additional cash during the three months ended March 31, 2014, compared to the same period of 2013. Lastly, a smaller decrease in prepaid expenses provided $0.2 million less cash during the three months ended March 31, 2014, compared to the same period of 2013. The increases in cash used by changes in operating assets and liabilities were partially offset by an increase in net income of $3.7 million for the three months ended March 31, 2014, as discussed above. The increase in net income for the three months ended March 31, 2014 was lowered by non-cash stock compensation expense of $0.5 million.
Cash used in investing activities was $2.1 million for the three months ended March 31, 2014, compared with $1.7 million for the same period of 2013. Capital expenditures were flat at $0.8 million for the three months ended March 31, 2014 and 2013. Additions to display cabinets were $1.3 million for the three months ended March 31, 2014, compared with $0.9 million for the same period of 2013, an increase of $0.4 million.
Cash used in financing activities was $0.6 million for the three months ended March 31, 2014, compared with a minimal amount for the 2013.
We generally anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, service out debt, make required tax distributions and to finance capital expenditures over the next twelve to eighteen months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future equity or debt financing will be sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

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
Debt Structure
ABL Facility. In November 2013, in connection with a new senior secured term loan facility, Norcraft Companies, L.P. entered into a senior secured first-lien asset-based revolving credit facility (the "ABL Facility") pursuant to a credit agreement dated as of November 14, 2013 (the "ABL Credit Agreement") by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as swingline lender, as issuing bank, as administrative agent for the lenders and collateral agent for the secured parties. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and has a maturity date of November 14, 2018. As of March 31, 2014, the borrowing base was approximately $23.3 million.
The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing our equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the Term Loan Facility and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of March 31, 2014, the Company was in compliance with these provisions.
Indebtedness under the ABL Facility is guaranteed, on a joint and several basis, by Norcraft Intermediate Holdings, L.P., Norcraft Finance Corp., Norcraft Canada Corporation and all of Norcraft's current and future subsidiaries, subject to exceptions for, among other things, any direct or indirect foreign subsidiary. Indebtedness under the ABL Facility is secured, subject to certain exceptions, by the following property and assets of Norcraft Companies, L.P. and such guarantors:
•On a first priority basis, by all personal property consisting of accounts receivable, inventory, cash, deposit and security accounts (other than any deposit accounts containing solely the proceeds of collateral with respect to which the obligations under the ABL Facility have only a second-priority security interest) and any cash or other assets in such accounts and certain assets related to the foregoing and, in each case, proceeds thereof (such property, the “Current Asset Collateral”); and
•On a second priority basis, by additional property and assets consisting of (i) all of Norcraft Companies, L.P.’s capital stock directly held by Norcraft Intermediate Holdings, L.P., and all of the capital stock in any wholly-owned subsidiary directly held by Norcraft Companies, L.P., and any subsidiary guarantor (which security interest, in the case of the capital stock of each (a) direct or indirect non-domestic subsidiary and (b) direct indirect domestic subsidiary substantially all of the assets of which consist of equity interests in one or more non-domestic subsidiaries, is limited to 65% of the stock of such subsidiary) and (ii) other than to the extent constituting Current Asset Collateral, substantially all other tangible and intangible assets, including substantially all equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (such property described in clauses (i) and (ii), “Fixed Asset Collateral”).
As of March 31, 2014, there were no borrowings outstanding, approximately $5.4 million outstanding under a letter of credit and unused commitments of $17.9 million under the ABL Facility. The total availability under the ABL Facility as of March 31, 2014 was approximately $19.6 million. We and our subsidiaries have no undrawn letters of credit.

Term Loan Facility. In November 2013, Norcraft Companies, L.P. entered into a $150.0 million senior secured term loan facility (the "Term Loan Facility") dated as of November 13, 2013 (the "Term Loan Agreement"), by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and the other guarantors party thereto, as guarantors, the lenders party thereto from time to time, RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, Royal Bank of Canada, as syndication agent and as administrative agent for the lenders and collateral agent for the secured parties. The term loans under the Term Loan Agreement were issued at a discount on December 13, 2013, for total net proceeds of $149.3 million. Interest accrues at the LIBOR rate (as defined in the Term Loan Agreement which includes a 1.0% floor) plus a margin of 4.25%, which is payable at the end of each fiscal quarter. As of March 31, 2014, the total interest rate on the Term Loan Facility was 5.25%. Minimum required principal repayments are $1.5 million per year and are payable in quarterly installments at the end of each fiscal quarter. The Term Loan Facility has a maturity of December 13, 2020. Proceeds from this Term Loan Facility were used in combination with the proceeds of our IPO to redeem all of the Company's 10.5% senior secured second lien notes and pay related transaction and financing costs.
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
The terms also include cross-default provisions. As of March 31, 2014, Norcraft Companies, L.P. was in compliance with these provisions.
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
Contractual Obligations
See PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Fiscal 2013 Annual Report on Form 10-K for the details of our contractual obligations. Under the terms of the Term Loan Facility, we are subject to various negative covenants. Additionally, we have contractual obligations related to our operating leases.
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

Tax Receivable Agreements. The Company indirectly acquired favorable tax attributes in connection with the Reorganization. SKM Norcraft Corp. and Trimaran Cabinet Corp. benefited from basis adjustments arising from the 2003 acquisition transaction, and SKM Norcraft Corp. and Trimaran Cabinet Corp. also reported net operating losses. In addition, the Company's acquisition of units of Norcraft Companies LLC in connection with potential future secondary exchanges of units of Norcraft Companies LLC for restricted shares of the Company's common stock or cash are expected to produce additional favorable tax attributes for us. When the Company acquires in the future units of Norcraft Companies LLC from its members, the anticipated basis adjustments may reduce the amount of tax the Company would otherwise be required to pay in the future. These basis adjustments may also decrease gain (or increase loss) on future dispositions of certain assets to the extent the increased tax basis is allocated to those assets. These tax attributes collectively would not be available to the Company in the absence of the Reorganization and the future secondary exchanges. As part of the Reorganization, the Company entered into three TRAs.
•Under the first of these TRAs the Company generally is required to pay to the holders of common stock of SKM Norcraft Corp. as of immediately prior to the Reorganization 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to SKM Norcraft Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of SKM Norcraft Corp. relating to taxable years ending on or before the date of the Reorganization (calculated by assuming the taxable year of SKM Norcraft Corp. closes on the date of the Reorganization) that are or become available to the Company and the Company's wholly-owned subsidiaries as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the TRA.
•Under the second of these TRAs the Company generally is required to pay to the holders of common stock of Trimaran Cabinet Corp. as of immediately prior to the Reorganization 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to Trimaran Cabinet Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of Trimaran Cabinet Corp. relating to taxable years ending on or before the date of the Reorganization that are or become available to the Company and the Company's wholly-owned subsidiaries as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the TRA.
•Under the third of these TRAs the Company generally is required to pay to the holders of units of Norcraft Companies LLC (other than units that the Company or the Company's wholly-owned subsidiaries hold) 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes that are created as a result of the exchanges of their units for restricted shares of the Company's common stock or cash, including any basis adjustment relating to the assets of Norcraft Companies LLC and (ii) tax benefits attributable to payments made under the TRA.
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

Critical Accounting Polices
In our Annual Report on Form 10-K for the year ended December 31, 2013, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors. The estimates and assumptions are evaluated on an ongoing basis and actual results have been within the Company’s expectations. We have not changed these policies from those previously disclosed in our annual report.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
We currently do not hedge against interest rate movements or foreign currency fluctuations. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to interest rates as discussed below.
Variable Interest Rates
Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At March 31, 2014, we had no borrowings on our variable rate ABL Facility; however future earnings could be affected by changes in interest rates.
Foreign Currency
We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 6% of our sales during the three months ended March 31, 2014 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollars.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The materialization of any risks and uncertainties identified in Part I, Item 2, “Cautionary Note Regarding Forward Looking Statements and Information” contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in material adverse effects on our financial condition, results of operations and cash flows.

Item 6. Exhibits

31.1	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT COMPANIES, INC. (Registrant)

/s/ Mark Buller		/s/ Leigh Ginter
Mark Buller		Leigh Ginter
Chief Executive Officer		Chief Financial Officer

Date:	May 15, 2014	Date:	May 15, 2014
Signing on behalf of the Registrant and as Principal Executive Officer		Signing on behalf of the Registrant and as Principal Financial and Principal Accounting Officer