Form 10-Q
period 2014-06-30
Norcraft Companies, Inc.
filed 2014-08-14
CIK 1582616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,311,573 shares of common stock outstanding as of August 7, 2014.

Norcraft Companies, Inc.

PART I. FINANCIAL INFORMATION

Item 1.

Norcraft Companies, Inc.
Consolidated Balance Sheets
(dollar amounts in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$46,468	$39,106
Trade accounts receivable, net	28,957	21,449
Inventories	24,649	22,591
Prepaid and other current assets	2,074	2,590
Total current assets	102,148	85,736
Non-current assets:
Property, plant and equipment, net	24,953	25,208
Goodwill	88,462	88,466
Intangible assets, net	57,767	60,108
Display cabinets, net	6,321	5,864
Other assets	118	84
Total non-current assets	177,621	179,730
Total assets	$279,769	$265,466
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,875	$1,500
Accounts payable	12,543	8,523
Accrued tax distributions	1,007	—
Accrued expenses	22,367	21,203
Total current liabilities	37,792	31,226
Non-current liabilities:
Long-term debt	147,750	148,500
Unamortized discount on long-term debt	(692)	(746)
Deferred tax liabilities and other liabilities	37,991	36,560
Total non-current liabilities	185,049	184,314
Total liabilities	222,841	215,540
Commitments and contingencies	—	—
Equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,311,573 issued and outstanding at June 30, 2014 and December 31, 2013	173	173
Additional paid-in capital	52,846	51,795
Accumulated deficit	(7,658)	(13,703)
Accumulated other comprehensive income	709	845
Total Norcraft Companies, Inc. equity	46,070	39,110
Noncontrolling interests	10,858	10,816
Total equity	56,928	49,926
Total liabilities and equity	$279,769	$265,466

See notes to unaudited consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(dollar amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$97,601	$90,284	$181,631	$167,632
Cost of sales	70,582	66,054	133,124	123,632
Gross profit	27,019	24,230	48,507	44,000
Selling, general and administrative expenses	15,868	15,175	30,542	29,031
Income from operations	11,151	9,055	17,965	14,969
Other expense:
Interest expense, net	2,226	6,470	4,402	12,917
Amortization of deferred financing costs	163	780	305	1,560
Expense related to tax receivable agreements	2,832	—	4,475	—
Other expense, net	41	2	100	12
Total other expense	5,262	7,252	9,282	14,489
Income before income taxes	5,889	1,803	8,683	480
Income tax expense	1,133	—	1,570	—
Net income	4,756	1,803	7,113	480
Less: net income attributable to noncontrolling interests	724	—	1,068	—
Net income attributable to Norcraft Companies, Inc.	4,032	1,803	6,045	480

Other comprehensive income (loss):
Foreign currency translation adjustment	229	(316)	(155)	(507)
Less: other comprehensive income (loss) attributable to noncontrolling interests	28	—	(19)	—
Other comprehensive income (loss) attributable to Norcraft Companies, Inc.	201	(316)	(136)	(507)

Comprehensive income (loss)	4,985	1,487	6,958	(27)
Less: comprehensive income attributable to noncontrolling interests	752	—	1,049	—
Comprehensive income (loss) attributable to Norcraft Companies, Inc.	$4,233	$1,487	$5,909	$(27)

Net income per share attributable to Norcraft Companies, Inc.
Basic and diluted	$0.23		$0.35

See notes to unaudited consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statement of Changes in Stockholders' Equity
(dollar amounts in thousands, except share data)
(unaudited)

					Accumulated
			Additional		Other	Non
	Common Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit	Income	Interests	Total
Stockholders' equity at January 1, 2014	17,311,573	$173	$51,795	$(13,703)	$845	$10,816	$49,926
Stock compensation expense	—	—	1,051	—	—	—	1,051
Unpaid tax distributions to noncontrolling interests	—	—	—	—	—	(1,007)	(1,007)
Comprehensive income (loss)	—	—	—	6,045	(136)	1,049	6,958
Stockholders' equity at June 30, 2014	17,311,573	$173	$52,846	$(7,658)	$709	$10,858	$56,928

See notes to unaudited consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$7,113	$480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,035	2,218
Amortization:
Customer relationships	2,234	2,233
Deferred financing costs	305	1,560
Display cabinets	2,151	2,172
Discount amortization/accreted interest	54	(20)
Provision for uncollectible accounts receivable	47	83
Provision for obsolete and excess inventories	256	338
Provision for warranty claims	2,805	1,677
Stock compensation expense	1,051	9
Deferred income tax expense	1,425	—
Gain on disposal of assets	(35)	(2)
Change in operating assets and liabilities:
Trade accounts receivable	(7,592)	(8,301)
Inventories	(2,342)	(3,936)
Prepaid expenses	515	287
Other assets	(33)	150
Accounts payable and accrued expenses	2,411	7,344
Net cash provided by operating activities	12,400	6,292
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	36	3
Purchase of property, plant and equipment	(1,864)	(2,168)
Additions to display cabinets	(2,608)	(1,976)
Net cash used in investing activities	(4,436)	(4,141)
Cash flows from financing activities:
Payment of financing costs	(198)	—
Repayment of long-term debt	(375)	—
Proceeds from issuance of member interests	—	3
Net cash provided by (used in) financing activities	(573)	3
Effect of exchange rates on cash and cash equivalents	(29)	(39)
Net increase in cash and cash equivalents	7,362	2,115
Cash and cash equivalents, beginning of the period	39,106	23,019
Cash and cash equivalents, end of period	$46,468	$25,134
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,489	$12,714
Cash paid during the period for income taxes	$90	$—
Supplemental disclosure of non-cash transactions:
Change in accrual for tax receivable agreements	$4,475	$—
Unpaid tax distributions to noncontrolling interests	$1,007	$—

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
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Noncontrolling Interests
Exchange of LLC Units for Common Stock. Beginning one year after the date of Norcraft's IPO, at the option of the holders, the common units of Norcraft Companies LLC (“LLC Units”), are exchangeable for cash, or, for Norcraft's common shares on a one-for-one basis, at the option of Norcraft. The LLC Units are exchangeable for an amount of cash per LLC Unit equal to the average of the daily per share volume-weighted average price of Norcraft's common stock for the 15 consecutive trading days immediately preceding the date of the exchange. As of June 30, 2014, the aggregate redemption value of the then-outstanding LLC Units owned by Norcraft Companies LLC members was approximately $34.7 million.
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
Net income attributable to noncontrolling interests is computed as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Income before income taxes	$5,889	$8,683
Noncontrolling interests ownership percentage	12.3%	12.3%
Net income attributable to noncontrolling interests	$724	$1,068

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

3.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Numerator
Numerator for basic earnings per share - Net income attributable to Norcraft Companies, Inc.	$4,032	$6,045
Net income attributable to noncontrolling interests	724	1,068
Numerator for diluted earnings per share	$4,756	$7,113
Denominator
Denominator for basic earnings per share weighted average number of common shares outstanding	17,311,573	17,311,573
Effect of convertible Norcraft Companies LLC units	2,427,414	2,427,414
Denominator for diluted earnings per share	19,738,987	19,738,987

Basic and diluted net earnings per share	$0.23	$0.35

As of June 30, 2014, there were 2,427,414 of LLC Units outstanding that, subject to certain restrictions, can be exchanged for Company shares. Additionally, there were 1,136,672 options outstanding as of June 30, 2014. Such options were not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive.

4.	Trade Accounts Receivable
Trade accounts receivable consists of the following:

	June 30, 2014	December 31, 2013
Trade accounts receivable	$29,490	$22,044
Less: allowance for uncollectible accounts	(533)	(595)
Trade accounts receivable, net	$28,957	$21,449

5.	Inventories
Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials and supplies	$14,524	$14,340
Work in process	3,137	2,923
Finished goods	6,988	5,328
Inventories	$24,649	$22,591

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

6.	Intangible Assets
Intangible assets consist of the following:

	June 30, 2014
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,462			$88,462

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(47,769)	19,231
Deferred financing costs		3,781	(345)	3,436
	$35,100	$70,781	$(48,114)	$57,767

	December 31, 2013
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,466			$88,466

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(45,535)	21,465
Deferred financing costs		3,583	(40)	3,543
	$35,100	$70,583	$(45,575)	$60,108

There were no events or circumstances during the three or six months ended June 30, 2014 to indicate that the assets, whether or not subject to amortization, should be evaluated for potential impairment. Under its accounting policy, Norcraft reviews indefinite-lived intangible assets for impairment annually during the fourth quarter of each year or when events or circumstances indicate that potential impairment may exist. The Company reviews finite-lived intangible assets for impairment when events or circumstances indicate the potential that impairment may exist.

7.	Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Salaries, wages and employee benefits	$8,680	$12,115
Commissions, rebates and marketing programs	3,210	3,481
Liability under tax receivable agreements	4,475	—
Workers’ compensation	1,484	1,400
Interest	—	445
Other, including product warranty accruals	4,518	3,762
Accrued expenses	$22,367	$21,203

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

Product warranty accrual activity for the six months ended is as follows:

	June 30, 2014	June 30, 2013
Beginning balance - December 31	$1,018	$733
Accruals for warranties	2,805	1,677
Claims paid	(2,659)	(1,680)
Ending balance - June 30	$1,164	$730

8.	Stock-Based Compensation
The Company has a management incentive plan, (the “Plan”) which provides for the grants of incentive stock options in Norcraft Companies, Inc. to selected employees of the Company. The Plan authorizes 2,029,413 total options.
Stock options vest with time-based vesting over a three year period for directors and a four year period for employees. Upon vesting, each stock option entitles the option holder the option to purchase one share of Norcraft Companies, Inc. All stock options currently issued under the Plan were issued in 2013 concurrent with the IPO, with the exception of Harvey Wagner's stock options which were issued in connection with his appointment to Norcraft's board of directors in February 2014, and none of these options were vested as of June 30, 2014. All stock options were issued with an exercise price equal to the then fair value of Norcraft Companies, Inc.'s common shares. No awards may be made after 10 years from the date of the Plan's adoption, but previously granted awards may continue beyond that date in accordance with their terms.
The fair value of the stock options granted is based on the Black-Scholes option-pricing model. In accordance with stock compensation guidance, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company granted 3,812 incentive stock options during the six months ended June 30, 2014.
Compensation expense related to incentive stock options was $0.5 million and $1.1 million for the three and six months ended June 30, 2014, respectively.

Six Months Ended June 30, 2014
Weighted-average fair value of stock options granted	$8.82
Dividend yield	0.0%
Risk-free interest rate	1.68%
Volatility	53.4%
Expected lives	6.25
Weighted-average period over which the total compensation cost of non-vested options is expected to be recognized (months)	39.9

A summary of stock option activity under the Plan is as follows:

	Six Months Ended
	June 30, 2014
	Options	Weighted- Average Exercise Price
Beginning balance	1,132,860	$16.00
Granted	3,812	$17.49
Ending balance	1,136,672	$16.00
Exercisable	—	$—

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

The intrinsic value of the issued stock options at June 30, 2014 was nil. As of June 30, 2014, none of the options were exercisable.
The total compensation cost of non-vested awards not yet recognized is approximately $6.9 million which will be expensed through October 2017.

9.	Long-Term Debt
Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
Term loan facility (due in 2020 with quarterly interest payments at LIBOR plus a margin of 4.25%)	$149,625	$150,000
Long term debt	$149,625	$150,000

ABL Facility
In November 2013, in connection with a new senior secured term loan facility, Norcraft Companies, L.P. entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of November 14, 2013 (the “ABL Credit Agreement”) by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as swingline lender, as issuing bank, as administrative agent for the lenders and collateral agent for the secured parties. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and has a maturity date of December 14, 2018. As of June 30, 2014, the borrowing base was approximately $25.3 million.
The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing the Company's equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the Term Loan Facility and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of June 30, 2014, the Company was in compliance with these provisions.
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

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

As of June 30, 2014, there were no borrowings outstanding, approximately $5.4 million of issued letters of credit and unused commitments of $19.6 million under the ABL Facility. The Company has no undrawn letters of credit.
Term Loan Facility
In November 2013, Norcraft Companies, L.P. entered into a $150.0 million senior secured term loan facility (the "Term Loan Facility") dated as of November 13, 2013 (the "Term Loan Agreement") by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and the other guarantors party thereto, as guarantors, the lenders party thereto from time to time, RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, Royal Bank of Canada, as syndication agent and as administrative agent for the lenders and collateral agent for the secured parties. The term loans under the Term Loan Agreement were issued at a discount on December 13, 2013, for total net proceeds of $149.3 million. Interest accrues at the LIBOR rate (as defined in the Term Loan Agreement which includes a 1.00% floor) plus a margin of 4.25%, which is payable at the end of each fiscal quarter. As of June 30, 2014, the total interest rate on the Term Loan Facility was 5.25%. Minimum required principal repayments are $1.5 million per year and are payable in quarterly installments at the end of each fiscal quarter. The Term Loan Facility has a maturity of December 13, 2020. Proceeds from this Term Loan Facility were used in combination with the proceeds of the Company's IPO to redeem all of the Company's 10.5% senior secured second lien notes and pay related transaction and financing costs.
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
Additionally, the terms of the Term Loan Facility limit Norcraft Companies, L.P.'s ability to (a) sell assets, (b) alter the business that Norcraft currently conducts, (c) engage in mergers, acquisitions and other business combinations, (d) declare dividends or redeeming or repurchasing the Company's equity interests, (e) incur additional debt or guarantees, (f) make loans and investments, (g) incur liens, (h) enter into transactions with affiliates, (i) engage in sale and leaseback transactions and (j) prepay certain Incremental Equivalent Debt (as defined in the Term Loan Agreement) and unsecured, junior secured and subordinated debt. The terms also include cross-default provisions. As of June 30, 2014, Norcraft Companies, L.P. was in compliance with these provisions.
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
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

10.    Tax Receivable Agreements and Income Taxes
The Company entered into three tax receivable agreements (“TRAs”), with the former holders of SKM Norcraft Corp, the former holders of Trimaran Cabinet Corp. and the holders of common units of Norcraft Companies LLC:

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
The liability under TRAs was $4.5 million as of June 30, 2014 based on taxable income generated during the six months ended June 30, 2014.
The Company's effective income tax rate for the six months ended June 30, 2014 was 18.1%, which is also the expected effective tax rate for 2014. Income tax expense for the year will be impacted by changes in our long-term deferred tax liability, TRA liability which is not deductible for tax purposes, other permanent differences and reductions to our net operating loss carry-forward amounts and related valuation allowance as the Company generates taxable income. Going forward, we expect these factors will continue to impact the effective income tax rate, but will eventually diminish and we would expect an effective tax rate of 35% to 37%.

11.	Fair Value Measurements
Accounting Standards Codification Topic 820 (“ASC 820”), Fair Value Measurement and Disclosures defines and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels, as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during the six months ended June 30, 2014. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at June 30, 2014 or December 31, 2013.
Fair Value Measurements on a Nonrecurring Basis
The Company had no assets or liabilities recorded at fair value on a nonrecurring basis at June 30, 2014 or December 31, 2013.
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

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

The estimated fair values of the Company's financial instrument as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan facility (Level 2)	$149,625	$148,784	$150,000	$148,688

The quoted fair market value of the financial instruments presented may not be indicative of their future values.

11.	Recently Issued Accounting Pronouncements
In May of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted. The Company is currently evaluating the impact of adoption of this standard on the Company’s consolidated financial statements.

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
In 2008 and 2009, we were affected by a significant down-turn in our industry and experienced a significant decrease in sales. In 2010, 2011 and 2012, we experienced some sales stabilization and recovery, but this was coupled with margin pressure associated with a more competitive market place. Our sales increased 17.6% for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The improved conditions that contributed to the increase in sales in 2013 continued into 2014, but at a more gradual pace and were partially offset by adverse weather conditions in the early part of the year that disrupted demand and production at several of our plants. Our sales increased 8.4% during the six months ended June 30, 2014, as compared to the same period during the prior year. Net income improved by $6.6 million from $0.5 million for the six months ended June 30, 2013 compared to $7.1 million for the same period of 2014. Additionally, the contraction in the market caused us to be more aggressive with pricing and sales promotions. In order to gain market share, we continued these pricing and sales promotion efforts in 2010 through June 30, 2014, but at a more subdued pace in the latter portion of 2013 and 2014.

Results of Operations
The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.3%	73.2%	73.3%	73.8%
Gross profit	27.7%	26.8%	26.7%	26.2%
Selling, general and administrative expenses	16.3%	16.8%	16.8%	17.3%
Income from operations	11.4%	10.0%	9.9%	8.9%
Other expense:
Interest expense, net	2.3%	7.2%	2.4%	7.7%
Amortization of deferred financing costs	0.2%	0.8%	0.2%	0.9%
Expense related to tax receivable agreements	2.9%	—%	2.5%	—%
Income before income taxes	6.0%	2.0%	4.8%	0.3%
Income tax expense	1.1%	—%	0.9%	—%
Net income	4.9%	2.0%	3.9%	0.3%

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Net Sales. Net sales increased by $7.3 million, or 8.1%, from $90.3 million for the three months ended June 30, 2013 to $97.6 million for the same period of 2014. The increase in sales was primarily attributable to increases in sales in our Mid Continent and UltraCraft divisions, with Mid Continent making up nearly two-thirds of the increase, UltraCraft making up over one-third and the Winnipeg, Canada facility showing a modest increase while StarMark showed a small decrease. The overall increase in sales was generally driven by industry growth. Additionally, we believe we continue to increase our sales as a result of our differentiated products across various price points, on-time delivery and high level of customer service. We also believe our promotional sales programs, which consist of discounts, rebates and spiffs, contributed to our increased sales during the period.
Cost of Sales. Cost of sales increased by $4.5 million, or 6.9%, from $66.1 million for the three months ended June 30, 2013 to $70.6 million for same period of 2014. The increase was primarily attributable to the increased sales volume. Cost of sales as a percentage of net sales decreased from 73.2% for the three months ended June 30, 2013 to 72.3% for the same period of 2014.
Gross Profit. Gross profit increased by $2.8 million, or 11.5%, from $24.2 million for the three months ended June 30, 2013 to $27.0 million for the same period of 2014. The increase in gross profit was due to the increased net sales described above. Gross profit as a percentage of net sales increased from 26.8% for the three months ended June 30, 2013 to 27.7% for the same period of 2014. To similar degrees, improvement in labor efficiency and leverage of fixed manufacturing costs drove improvement in gross profit as a percentage of net sales, but nearly half of this combined improvement was offset by an increase in the price of some of the material inputs used in our products.
The timing and severity of the impact of the housing recession in 2007 through 2011 differed among our divisions, causing margins to diverge. Gross profit as a percentage of net sales increased at our Mid Continent, UltraCraft and Urban Effects divisions during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. As discussed above, this was primarily the result of improvement in labor efficiency and leverage of fixed manufacturing costs, offset by increases in the price of some of the material inputs used in our products. Gross profit as a percentage of net sales decreased at our StarMark division during these same periods. Gross profit as a percentage of net sales for our divisions converged during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, a trend we expect to continue as our business continues to recover from the housing recession.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.7 million, or 4.6%, from $15.1 million for the three months ended June 30, 2013 to $15.8 million for the same period of 2014. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. Additionally, there was $0.5 million in stock compensation expense related to the incentive stock options that were issued in connection with our recently completed IPO. Selling, general and administrative expenses as a percentage of net sales decreased from 16.8% for the three months ended June 30, 2013 to 16.3% for the same period of 2014.

Income from Operations. Income from operations increased by $2.1 million, or 23.1%, from $9.1 million for the three months ended June 30, 2013 compared to $11.2 million for the same period of 2014. The increase in income from operations was a result of the factors described above. Income from operations as a percentage of net sales increased from 10.0% for the three months ended June 30, 2013 to 11.4% for the same period of 2014.
Total Other Expense. Total other expense which includes interest, amortization of deferred financing fees, expense related to tax receivable agreements and other expenses decreased by $2.0 million, or 27.4%, from $7.3 million for the three months ended June 30, 2013 compared to $5.3 million for the same period of 2014. Total other expense as a percentage of net sales decreased from 8.0% for the three months ended June 30, 2013 to 5.4% for the same period of 2014. The decrease in interest expense and amortization of deferred financing fees primarily resulted from the redemption of the outstanding 10.5% senior secured second lien notes in December 2013 using the proceeds of our IPO and the Term Loan Facility. Offsetting this decrease was $2.8 million in expense related to the TRAs.
Net Income. Net income improved by $3.0 million from $1.8 million for the three months ended June 30, 2013 compared to $4.8 million for the same period of 2014, for the reasons described above. Net income as a percentage of net sales improved from 2.0% for the three months ended June 30, 2013 to 4.9% for the same period of 2014.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Net Sales. Net sales increased by $14.0 million, or 8.4%, from $167.6 million for the six months ended June 30, 2013 to $181.6 million for the same period of 2014. The increase in sales was attributable to increases in sales in all of our domestic divisions, with Mid Continent making up about half of the increase, UltraCraft making up over a quarter, StarMark making up under a quarter, while the Winnipeg, Canada facility showed a modest decrease. The overall increase in sales was generally driven by industry growth. Additionally, we believe we continue to increase our sales as a result of our differentiated products across various price points, on-time delivery and high level of customer service. We also believe our promotional sales programs, which consist of discounts, rebates and spiffs, contributed to our increased sales during the period.
Cost of Sales. Cost of sales increased by $9.5 million, or 7.7%, from $123.6 million for the six months ended June 30, 2013 to $133.1 million for same period of 2014. The increase was primarily attributable to the increased sales volume. Cost of sales as a percentage of net sales decreased from 73.8% for the six months ended June 30, 2013 to 73.3% for the same period of 2014.
Gross Profit. Gross profit increased by $4.5 million, or 10.2%, from $44.0 million for the six months ended June 30, 2013 to $48.5 million for the same period of 2014. The increase in gross profit was due to the increased net sales described above. Gross profit as a percentage of net sales increased from 26.2% for the six months ended June 30, 2013 to 26.7% for the same period of 2014. To similar degrees, improvement in labor efficiency, freight costs, and leverage of fixed manufacturing costs drove improvement in gross profit as a percentage of net sales, but nearly a third of this combined improvement was offset by an increase in the price of some of the material inputs used in our products.
The timing and severity of the impact of the housing recession in 2007 through 2011 differed among our divisions, causing margins to diverge. Gross profit as a percentage of net sales increased at our Mid Continent, UltraCraft and Urban Effects divisions during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. As discussed above, this was primarily the result of improvement in labor efficiency, freight costs, and leverage of fixed manufacturing costs, but was partially offset by an increase in the price of some of the material inputs used in our products. Gross profit as a percentage of net sales decreased at our StarMark division during these same periods. Gross profit as a percentage of net sales for our divisions converged during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, a trend we expect to continue as our business continues to recover from the housing recession.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.5 million, or 5.2%, from $29.0 million for the six months ended June 30, 2013 to $30.5 million for the same period of 2014. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. Additionally, there was $1.1 million in stock compensation expense related to the incentive stock options that were issued in connection with our recently completed IPO. Selling, general and administrative expenses as a percentage of net sales decreased from 17.3% for the six months ended June 30, 2013 to 16.8% for the same period of 2014.
Income from Operations. Income from operations increased by $3.0 million, or 20.0%, from $15.0 million for the six months ended June 30, 2013 compared to $18.0 million for the same period of 2014. The increase in income from operations was a result of the factors described above. Income from operations as a percentage of net sales increased from 8.9% for the six months ended June 30, 2013 to 9.9% for the same period of 2014.

Total Other Expense. Total other expense which includes interest, amortization of deferred financing fees, expense related to tax receivable agreements and other expenses decreased by $5.2 million, or 35.9%, from $14.5 million for the six months ended June 30, 2013 compared to $9.3 million for the same period of 2014. Total other expense as a percentage of net sales decreased from 8.6% for the six months ended June 30, 2013 to 5.1% for the same period of 2014. The decrease in interest expense and amortization of deferred financing fees primarily resulted from the redemption of the outstanding 10.5% senior secured second lien notes in December 2013 using the proceeds of our IPO and the Term Loan Facility. Offsetting this decrease was $4.5 million in expense related to the TRAs.
Net Income. Net income improved by $6.6 million from $0.5 million for the six months ended June 30, 2013 compared to $7.1 million for the same period of 2014, for the reasons described above. Net income as a percentage of net sales improved from 0.3% for the six months ended June 30, 2013 to 3.9% for the same period of 2014.

Liquidity and Capital Resources
Cash Flows
Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under the ABL Facility.
Cash provided in operating activities was $12.4 million for the six months ended June 30, 2014, compared with $6.3 million for the same period of 2013, an increase in cash provided of $6.1 million. This increase was mainly due to the increase in net income of $6.6 million for the six months ended June 30, 2014, as discussed above. This increase was partially offset by the changes in operating assets and liabilities used of $2.6 million during the six months ended June 30, 2014 compared to the same period in 2013 which included a change of $4.5 million in the accrual for the tax receivable agreements.
Cash used in investing activities was $4.4 million for the six months ended June 30, 2014, compared with $4.1 million for the same period of 2013. Capital expenditures were $1.9 million for the six months ended June 30, 2014, compared with $2.2 million for the same period of 2013, a decrease of $0.3 million. Additions to display cabinets were $2.6 million for the six months ended June 30, 2014, compared with $2.0 million for the same period of 2013, an increase of $0.6 million.
Cash used in financing activities was $0.6 million for the six months ended June 30, 2014, compared with a nominal amount for the 2013.
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

Debt Structure
ABL Facility. In November 2013, in connection with a new senior secured term loan facility, Norcraft Companies, L.P. entered into a senior secured first-lien asset-based revolving credit facility (the "ABL Facility") pursuant to a credit agreement dated as of November 14, 2013 (the "ABL Credit Agreement") by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as swingline lender, as issuing bank, as administrative agent for the lenders and collateral agent for the secured parties. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and has a maturity date of November 14, 2018. As of June 30, 2014, the borrowing base was approximately $25.3 million.
The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing our equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the Term Loan Facility and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of June 30, 2014, the Company was in compliance with these provisions.
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
As of June 30, 2014, there were no borrowings outstanding, approximately $5.4 million outstanding under a letter of credit and unused commitments of $19.6 million under the ABL Facility. The total availability under the ABL Facility as of June 30, 2014 was approximately $19.6 million. We and our subsidiaries have no undrawn letters of credit.
Term Loan Facility. In November 2013, Norcraft Companies, L.P. entered into a $150.0 million senior secured term loan facility (the "Term Loan Facility") dated as of November 13, 2013 (the "Term Loan Agreement"), by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and the other guarantors party thereto, as guarantors, the lenders party thereto from time to time, RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, Royal Bank of Canada, as syndication agent and as administrative agent for the lenders and collateral agent for the secured parties. The term loans under the Term Loan Agreement were issued at a discount on December 13, 2013, for total net proceeds of $149.3 million. Interest accrues at the LIBOR rate (as defined in the Term Loan Agreement which includes a 1.0% floor) plus a margin of 4.25%, which is payable at the end of each fiscal quarter. As of June 30, 2014, the total interest rate on the Term Loan Facility was 5.25%. Minimum required principal repayments are $1.5 million per year and are payable in quarterly installments at the end of each fiscal quarter. The Term Loan Facility has a maturity of December 13, 2020. Proceeds from this Term Loan Facility were used in combination with the proceeds of our IPO to redeem all of the Company's 10.5% senior secured second lien notes and pay related transaction and financing costs.

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
The terms also include cross-default provisions. As of June 30, 2014, Norcraft Companies, L.P. was in compliance with these provisions.
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
Variable Interest Rates
Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At June 30, 2014, we had no borrowings on our variable rate ABL Facility; however future earnings could be affected by changes in interest rates.
Foreign Currency
We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 6% of our sales during the six months ended June 30, 2014 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollars.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

NORCRAFT COMPANIES, INC. (Registrant)

/s/ Mark Buller		/s/ Leigh Ginter
Mark Buller		Leigh Ginter
Chief Executive Officer		Chief Financial Officer

Date:	August 14, 2014	Date:	August 14, 2014
Signing on behalf of the Registrant and as Principal Executive Officer		Signing on behalf of the Registrant and as Principal Financial and Principal Accounting Officer