Form 10-Q
period 2014-09-30
Norcraft Companies, Inc.
filed 2014-11-14
CIK 1582616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,311,573 shares of common stock outstanding as of November 6, 2014.

Norcraft Companies, Inc.

PART I. FINANCIAL INFORMATION

Item 1.

Norcraft Companies, Inc.
Consolidated Balance Sheets
(dollar amounts in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$55,404	$39,106
Trade accounts receivable, net	28,518	21,449
Inventories	25,961	22,591
Prepaid and other current assets	1,336	2,590
Total current assets	111,219	85,736
Non-current assets:
Property, plant and equipment, net	25,390	25,208
Goodwill	88,459	88,466
Intangible assets, net	56,500	60,108
Display cabinets, net	6,480	5,864
Other assets	161	84
Total non-current assets	176,990	179,730
Total assets	$288,209	$265,466
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,500	$1,500
Accounts payable	13,025	8,523
Accrued tax distributions	393	—
Accrued expenses	27,184	21,203
Total current liabilities	42,102	31,226
Non-current liabilities:
Long-term debt	147,375	148,500
Unamortized discount on long-term debt	(665)	(746)
Amounts payable under tax receivable agreements	28,629	—
Deferred tax liabilities and other liabilities	19,732	36,560
Total non-current liabilities	195,071	184,314
Total liabilities	237,173	215,540
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,311,573 issued and outstanding at September 30, 2014 and December 31, 2013	173	173
Additional paid-in capital	53,372	51,795
Accumulated deficit	(14,996)	(13,703)
Accumulated other comprehensive income	603	845
Total Norcraft Companies, Inc. stockholders' equity	39,152	39,110
Noncontrolling interests	11,884	10,816
Total stockholders' equity	51,036	49,926
Total liabilities and stockholders' equity	$288,209	$265,466
See notes to unaudited consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(dollar amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$100,424	$91,570	$282,055	$259,202
Cost of sales	72,610	67,708	205,734	191,340
Gross profit	27,814	23,862	76,321	67,862
Selling, general and administrative expenses	15,858	16,844	46,400	45,875
Income from operations	11,956	7,018	29,921	21,987
Other expense:
Interest expense, net	2,269	6,478	6,671	19,395
Amortization of deferred financing costs	151	780	456	2,340
Expense related to tax receivable agreements	33,203	—	37,678	—
Other expense, net	(9)	5	(22)	(8)
Total other expense	35,614	7,263	44,783	21,727
Income (loss) before income taxes	(23,658)	(245)	(14,862)	260
Income tax expense (benefit)	(18,058)	12	(16,375)	37
Net income (loss)	(5,600)	(257)	1,513	223
Less: net income attributable to noncontrolling interests	1,738	—	2,806	—
Net income (loss) attributable to Norcraft Companies, Inc.	(7,338)	(257)	(1,293)	223

Other comprehensive income (loss):
Foreign currency translation adjustment	(121)	198	(276)	(309)
Less: other comprehensive loss attributable to noncontrolling interests	(15)	—	(34)	—
Other comprehensive income (loss) attributable to Norcraft Companies, Inc.	(106)	198	(242)	(309)

Comprehensive income (loss)	(5,721)	(59)	1,237	(86)
Less: comprehensive income attributable to noncontrolling interests	1,723	—	2,772	—
Comprehensive loss attributable to Norcraft Companies, Inc.	$(7,444)	$(59)	$(1,535)	$(86)

Net income (loss) per share attributable to Norcraft Companies, Inc.
Basic and diluted	$(0.42)		$(0.07)

Weighted average number of common shares outstanding
Basic and diluted	17,311,573		17,311,573

See notes to unaudited consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statement of Changes in Stockholders' Equity
(dollar amounts in thousands, except share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Interests	Total
Stockholders' equity at January 1, 2014	17,311,573	$173	$51,795	$(13,703)	$845	$10,816	$49,926
Stock compensation expense	—	—	1,577	—	—	—	1,577
Unpaid tax distributions to noncontrolling interests	—	—	—	—	—	(393)	(393)
Distributions to members	—	—	—	—	—	(1,311)	(1,311)
Comprehensive income (loss)	—	—	—	(1,293)	(242)	2,772	1,237
Stockholders' equity at September 30, 2014	17,311,573	$173	$53,372	$(14,996)	$603	$11,884	$51,036

See notes to unaudited consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,513	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,984	3,302
Amortization:
Customer relationships	3,350	3,350
Deferred financing costs	456	2,340
Display cabinets	3,233	3,159
Discount amortization/accreted interest	81	(30)
Provision for uncollectible accounts receivable	131	75
Provision for obsolete and excess inventories	438	552
Provision for warranty claims	4,130	3,285
Stock compensation expense	1,577	12
Deferred income tax expense	(16,834)	—
Change in liability under tax receivable agreements	37,678	—
Gain on disposal of assets	(40)	(2)
Change in operating assets and liabilities:
Trade accounts receivable	(7,269)	(6,279)
Inventories	(3,855)	(4,495)
Prepaid expenses	1,251	(55)
Other assets	(77)	198
Accounts payable and accrued expenses	(2,649)	15,484
Net cash provided by operating activities	26,098	21,119
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	38	3
Purchase of property, plant and equipment	(3,304)	(2,894)
Additions to display cabinets	(3,850)	(2,919)
Net cash used in investing activities	(7,116)	(5,810)
Cash flows from financing activities:
Payment of financing costs	(198)	(67)
Repayment of long-term debt	(1,125)	—
Repurchase of member interests	—	(30)
Proceeds from issuance of member interests	—	3
Distributions to members	(1,311)	—
Net cash used in financing activities	(2,634)	(94)
Effect of exchange rates on cash and cash equivalents	(50)	(29)
Net increase in cash and cash equivalents	16,298	15,186
Cash and cash equivalents, beginning of the period	39,106	23,019
Cash and cash equivalents, end of period	$55,404	$38,205
Supplemental disclosure of cash paid:
Interest	$6,543	$12,770
Income taxes	$398	$—
Supplemental disclosure of non-cash transactions:
Unpaid tax distributions to noncontrolling interests	$393	$—
Deferred costs associated with initial public offering	$—	$927

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
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Noncontrolling Interests
Exchange of LLC Units for Common Stock. Beginning one year after the date of Norcraft's IPO, at the option of the holders, the common units of Norcraft Companies LLC (“LLC Units”), are exchangeable for cash, or, for Norcraft's common shares on a one-for-one basis, at the option of Norcraft. The LLC Units are exchangeable for an amount of cash per LLC Unit equal to the average of the daily per share volume-weighted average price of Norcraft's common stock for the 15 consecutive trading days immediately preceding the date of the exchange. As of September 30, 2014, the aggregate redemption value of the then-outstanding LLC Units owned by Norcraft Companies LLC members was approximately $38.7 million.
The LLC Units owned by the former holders of Buller Norcraft Holdings LLC and MEB Norcraft LLC and certain former and current members of management and the Norcraft's board are considered noncontrolling interests for financial accounting purposes. The amount allocated to noncontrolling interests represents the proportional interest in the consolidated net income (loss) of Norcraft Companies LLC owned by those common unitholders.
Net income attributable to noncontrolling interests is computed as follows:

Nine Months Ended September 30, 2014
Income (loss) before income taxes	$(14,862)
Add: expense related to tax receivable agreements (1)	37,678
22,816
Noncontrolling interests ownership percentage	12.3%
Net income attributable to noncontrolling interests	$2,806
(1) The expense related to tax receivable agreements is related to Norcraft Companies, Inc. and does not affect the LLC Unitholders.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

3.	Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Numerator
Numerator for basic earnings per share - Net income (loss) attributable to Norcraft Companies, Inc.	$(7,338)	$(1,293)
Net income attributable to noncontrolling interests	1,738	2,806
Numerator for diluted earnings (loss) per share	$(5,600)	$1,513
Denominator
Denominator for basic earnings (loss) per share weighted average number of common shares outstanding	17,311,573	17,311,573
Effect of convertible Norcraft Companies LLC units	2,427,414	2,427,414
Denominator for diluted earnings (loss) per share	19,738,987	19,738,987

Basic and diluted net earnings (loss) per share	$(0.42)	$(0.07)

As of September 30, 2014, there were 2,427,414 of LLC Units outstanding that, subject to certain restrictions, can be exchanged for Company shares. Additionally, there were 1,136,672 options outstanding as of September 30, 2014. Such options were not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive.

4.	Trade Accounts Receivable
Trade accounts receivable consists of the following:

	September 30, 2014	December 31, 2013
Trade accounts receivable	$29,161	$22,044
Less: allowance for uncollectible accounts	(643)	(595)
Trade accounts receivable, net	$28,518	$21,449

5.	Inventories
Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials and supplies	$14,931	$14,340
Work in process	3,293	2,923
Finished goods	7,737	5,328
Inventories	$25,961	$22,591

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

6.	Intangible Assets
Intangible assets consist of the following:

	September 30, 2014
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,459			$88,459

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(48,885)	18,115
Deferred financing costs		3,781	(496)	3,285
	$35,100	$70,781	$(49,381)	$56,500

	December 31, 2013
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,466			$88,466

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(45,535)	21,465
Deferred financing costs		3,583	(40)	3,543
	$35,100	$70,583	$(45,575)	$60,108

There were no events or circumstances during the three or nine months ended September 30, 2014 to indicate that the assets, whether or not subject to amortization, should be evaluated for potential impairment. Under its accounting policy, Norcraft reviews indefinite-lived intangible assets for impairment annually during the fourth quarter of each year or when events or circumstances indicate that potential impairment may exist. The Company reviews finite-lived intangible assets for impairment when events or circumstances indicate the potential that impairment may exist.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

7.	Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Salaries, wages and employee benefits	$8,381	$12,115
Commissions, rebates and marketing programs	3,817	3,481
Liability under tax receivable agreements	9,048	—
Workers’ compensation	1,505	1,400
Interest	—	445
Other, including product warranty accruals	4,433	3,762
Accrued expenses	$27,184	$21,203

Product warranty accrual activity for the nine months ended is as follows:

	September 30, 2014	September 30, 2013
Beginning balance - December 31	$1,018	$733
Accruals for warranties	4,130	3,285
Claims paid	(3,985)	(3,100)
Ending balance - September 30	$1,163	$918

8.	Stock-Based Compensation
The Company has a management incentive plan, (the “Plan”) which provides for the grants of incentive stock options in Norcraft Companies, Inc. to selected employees of the Company. The Plan authorizes 2,029,413 total options.
Stock options vest with time-based vesting over a three year period for directors and a four year period for employees. Upon vesting, each stock option entitles the option holder the option to purchase one share of Norcraft Companies, Inc. All stock options currently issued under the Plan were issued in 2013 concurrent with the IPO, with the exception of Harvey Wagner's stock options which were issued in connection with his appointment to Norcraft's board of directors in February 2014, and none of these options were vested as of September 30, 2014. All stock options were issued with an exercise price equal to the then fair value of Norcraft Companies, Inc.'s common shares. No awards may be made after 10 years from the date of the Plan's adoption, but previously granted awards may continue beyond that date in accordance with their terms.
The fair value of the stock options granted is based on the Black-Scholes option-pricing model. In accordance with stock compensation guidance, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company granted 3,812 incentive stock options during the nine months ended September 30, 2014.
Compensation expense related to incentive stock options was $0.5 million and $1.6 million for the three and nine months ended September 30, 2014, respectively.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

Nine Months Ended September 30, 2014
Weighted-average fair value of stock options granted	$8.82
Dividend yield	0.0%
Risk-free interest rate	1.68%
Volatility	53.4%
Expected lives	6.25
Weighted-average period over which the total compensation cost of non-vested options is expected to be recognized (months)	36.9

A summary of stock option activity under the Plan is as follows:

	Nine Months Ended
	September 30, 2014
	Options	Weighted- Average Exercise Price
Beginning balance	1,132,860	$16.00
Granted	3,812	$17.49
Ending balance	1,136,672	$16.00
Exercisable	—	$—

The intrinsic value of the issued stock options at September 30, 2014 was nil. As of September 30, 2014, none of the options were exercisable.
The total compensation cost of non-vested awards not yet recognized is approximately $6.4 million which will be expensed through October 2017.

9.	Long-Term Debt
Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
Term loan facility (due in 2020 with quarterly interest payments at LIBOR plus a margin of 4.25%)	$148,875	$150,000
Less: current portion	1,500	1,500
Long term debt	$147,375	$148,500

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

ABL Facility
In November 2013, in connection with a new senior secured term loan facility, Norcraft Companies, L.P. entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of November 14, 2013 (the “ABL Credit Agreement”) by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as swingline lender, as issuing bank, as administrative agent for the lenders and collateral agent for the secured parties. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and has a maturity date of November 14, 2018. As of September 30, 2014, the borrowing base was approximately $25.0 million.
The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing the Company's equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the Term Loan Facility and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of September 30, 2014, the Company was in compliance with these provisions.
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

As of September 30, 2014, there were no borrowings outstanding, approximately $5.4 million of issued letters of credit and unused commitments of $19.6 million under the ABL Facility. The Company has no undrawn letters of credit.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

Term Loan Facility
In November 2013, Norcraft Companies, L.P. entered into a $150.0 million senior secured term loan facility (the "Term Loan Facility") dated as of November 13, 2013 (the "Term Loan Agreement") by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and the other guarantors party thereto, as guarantors, the lenders party thereto from time to time, RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, Royal Bank of Canada, as syndication agent and as administrative agent for the lenders and collateral agent for the secured parties. The term loans under the Term Loan Agreement were issued at a discount on December 13, 2013, for total net proceeds of $149.3 million. Interest accrues at the LIBOR rate (as defined in the Term Loan Agreement which includes a 1.00% floor) plus a margin of 4.25%, which is payable at the end of each fiscal quarter. As of September 30, 2014, the total interest rate on the Term Loan Facility was 5.25%. Minimum required principal repayments are $1.5 million per year and are payable in quarterly installments at the end of each fiscal quarter. The Term Loan Facility has a maturity of December 13, 2020. Proceeds from this Term Loan Facility were used in combination with the proceeds of the Company's IPO to redeem all of the Company's 10.5% senior secured second lien notes and pay related transaction and financing costs.
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
Additionally, the terms of the Term Loan Facility limit Norcraft Companies, L.P.'s ability to (a) sell assets, (b) alter the business that Norcraft currently conducts, (c) engage in mergers, acquisitions and other business combinations, (d) declare dividends or redeeming or repurchasing the Company's equity interests, (e) incur additional debt or guarantees, (f) make loans and investments, (g) incur liens, (h) enter into transactions with affiliates, (i) engage in sale and leaseback transactions and (j) prepay certain Incremental Equivalent Debt (as defined in the Term Loan Agreement) and unsecured, junior secured and subordinated debt. The terms also include cross-default provisions. As of September 30, 2014, Norcraft Companies, L.P. was in compliance with these provisions.
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
Tax Receivable Agreements
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

The payment obligations under the TRAs are obligations of Norcraft Companies, Inc., not Norcraft Companies LLC, and the Company expects that the required payments to be made under the TRAs will be substantial. Potential future reductions in tax payments for us and tax receivable agreement payments by the Company will be calculated using the per share volume-weighted average price of Norcraft's common stock at the time of exchange (or the 15 trading days immediately prior to the effective date of any exchange, where Norcraft elects to pay cash consideration for LLC units) and the prevailing tax rates applicable to Norcraft over the life of the TRAs and will generally be dependent on the Company generating sufficient future taxable income to realize the benefit. Any actual increase in tax basis, as well as the amount and timing of any payments under the TRAs, will vary depending upon a number of factors, including the timing of exchanges by the holders of limited liability company units, the price of Norcraft's common stock at the time of the exchange (or the 15 trading days immediately prior to the effective date of any exchange, where Norcraft elects to pay cash consideration for LLC units), whether such exchanges are taxable, the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable as well as the portion of Norcraft's payments under the TRAs constituting imputed interest.
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
During the three months ended September 30, 2014, management concluded that the future payments under the TRA's were probable and the Company recorded the full remaining expense related to the TRA's of $33.2 million. This determination was largely based on recent periods of positive taxable income, recent projections indicating continued positive income in future periods, and recent economic and market conditions. Of the full TRA liability of $37.7 million as of September 30, 2014, $9.0 million is included in current accrued liabilities and $28.6 million is included in long-term liabilities.
Deferred Taxes
The Company's effective income tax rate for the nine months ended September 30, 2014 was a benefit of 110.2%. During the three months ended September 30, 2014, management concluded that the realizability of its deferred tax asset is more likely than not and the Company reversed the full valuation allowance on its net operating loss carryforward amounts of $20.2 million. This determination was based on significant positive evidence, including:

•
Cumulative losses. While the Company has been in a significant negative cumulative loss position, the amount of this cumulative loss was not significant at September 30, 2014 and management expects a position cumulative income position to be generated in the short term.

•
Projected realization of net operating loss carry forward amounts. Projections of future taxable income based on the Company's recent actual performance and current industry data indicate utilization of all net operating loss carry forward amounts, even after giving effect to changes in significant deductible temporary differences between pre-tax earnings and taxable income.

Additionally, income tax expense for the year will be impacted by changes in our long-term deferred tax liability, TRA liability which is not deductible for tax purposes and other permanent differences. Going forward, the Company expects these factors will continue to impact the effective income tax rate, but will eventually diminish and the Company would expect an effective tax rate of 35% to 38%.

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
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during the nine months ended September 30, 2014. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at September 30, 2014 or December 31, 2013.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

Fair Value Measurements on a Nonrecurring Basis
The Company had no assets or liabilities recorded at fair value on a nonrecurring basis at September 30, 2014 or December 31, 2013.
The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities. The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt.
Cash and Cash Equivalents. The carrying amount approximates fair value because of the short maturity.
Accounts Receivable. The carrying amount approximates fair value because of the short maturity.
Long Term Debt Facilities. The fair value of our term loan facility is based on significant other observable inputs (Level 2).
The estimated fair values of the Company's financial instrument as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan facility (Level 2)	$148,875	$144,689	$150,000	$148,688

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
• the impact of potential future adjustments to our deferred tax asset; and
• other risks and uncertainties inherent in our business.

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

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such and should only be viewed as historical data.
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
In 2008 and 2009, we were affected by a significant down-turn in our industry and experienced a significant decrease in sales. In 2010, 2011 and 2012, we experienced some sales stabilization and recovery, but this was coupled with margin pressure associated with a more competitive market place. Our sales increased 17.6% for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The improved conditions that contributed to the increase in sales in 2013 continued into 2014, but at a more gradual pace and were partially offset by adverse weather conditions in the early part of the year that disrupted demand and production at several of our plants. Our sales increased 8.8% during the nine months ended September 30, 2014, as compared to the same period during the prior year. Net income increased by $1.3 million from $0.2 million for the nine months ended September 30, 2013 compared to $1.5 million for the same period of 2014. Additionally, the contraction in the market caused us to be more aggressive with pricing and sales promotions. In order to gain market share, we continued these pricing and sales promotion efforts in 2010 through September 30, 2014, but at a more subdued pace in the latter portion of 2013 and 2014.

Results of Operations
The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.3%	73.9%	72.9%	73.8%
Gross profit	27.7%	26.1%	27.1%	26.2%
Selling, general and administrative expenses	15.8%	18.4%	16.5%	17.7%
Income from operations	11.9%	7.7%	10.6%	8.5%
Other expense:
Interest expense, net	2.3%	7.1%	2.4%	7.5%
Amortization of deferred financing costs	0.1%	0.9%	0.1%	0.9%
Expense related to tax receivable agreements	33.1%	—%	13.4%	—%
Income (loss) before income taxes	(23.6)%	(0.3)%	(5.3)%	0.1%
Income tax expense (benefit)	(18.0)%	—%	(5.8)%	—%
Net income (loss)	(5.6)%	(0.3)%	0.5%	0.1%

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Net Sales. Net sales increased by $8.8 million, or 9.7%, from $91.6 million for the three months ended September 30, 2013 to $100.4 million for the same period of 2014. The increase in sales was primarily attributable to increases in sales in all divisions, with Mid Continent making up over two-thirds of the increase, StarMark making up nearly fifteen percent of the increase, and UltraCraft and the Winnipeg, Canada facility showing modest increases. The overall increase in sales was generally driven by industry growth. Additionally, we believe we continue to increase our sales as a result of our differentiated products across various price points, on-time delivery and high level of customer service. We also believe our promotional sales programs, which consist of discounts, rebates and spiffs, contributed to our increased sales during the period.
Cost of Sales. Cost of sales increased by $4.9 million, or 7.2%, from $67.7 million for the three months ended September 30, 2013 to $72.6 million for same period of 2014. The increase was primarily attributable to the increased sales volume. Cost of sales as a percentage of net sales decreased from 73.9% for the three months ended September 30, 2013 to 72.3% for the same period of 2014.
Gross Profit. Gross profit increased by $3.9 million, or 16.6%, from $23.9 million for the three months ended September 30, 2013 to $27.8 million for the same period of 2014. The increase in gross profit was due to the increased net sales described above. Gross profit as a percentage of net sales increased from 26.1% for the three months ended September 30, 2013 to 27.7% for the same period of 2014. Approximately two-thirds of the improvement in gross profit as a percentage of net sales was due to leverage of fixed manufacturing costs. The remaining improvement was primarily due to improvement in reduced freight costs and labor efficiency.
The timing and severity of the impact of the housing recession in 2007 through 2011 differed among our divisions, causing margins to diverge. Gross profit as a percentage of net sales increased at our Mid Continent, UltraCraft and StarMark divisions during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. As discussed above, this was primarily the result of leverage of fixed manufacturing costs and improvement in labor efficiency, offset by increases in the price of some of the material inputs used in our products. Gross profit as a percentage of net sales decreased at our StarMark division during these same periods. Gross profit as a percentage of net sales for our divisions continued to converge during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, a trend we expect to continue as our business continues to recover from the housing recession.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.1 million, or 5.9%, from $16.9 million for the three months ended September 30, 2013 to $15.8 million for the same period of 2014. Selling, general and administrative expenses were lower than the prior-year period because of decreased finance and administration expense which, in the prior year, included $1.1 million in professional fees related to the corporate restructuring done in preparation for our IPO completed in November of 2013. Additionally, there was $0.5 million in stock compensation expense related to the incentive stock options that were issued in connection with our IPO. Selling, general and administrative expenses as a percentage of net sales decreased from 18.4% for the three months ended September 30, 2013 to 15.8% for the same period of 2014.
Income from Operations. Income from operations increased by $5.0 million, or 70.4%, from $7.0 million for the three months ended September 30, 2013 compared to $12.0 million for the same period of 2014. The increase in income from operations was a result of the factors described above. Income from operations as a percentage of net sales increased from 7.7% for the three months ended September 30, 2013 to 11.9% for the same period of 2014.
Total Other Expense. Total other expense, which includes interest, amortization of deferred financing fees, expense related to tax receivable agreements and other expenses, increased by $28.3 million, or 390.3%, from $7.3 million for the three months ended September 30, 2013 compared to $35.6 million for the same period of 2014. Total other expense as a percentage of net sales increased from 8.0% for the three months ended September 30, 2013 to 35.5% for the same period of 2014. The increase primarily resulted from expense related to the TRAs of $33.2 million. During the three months ended September 30, 2014, management concluded that the future payments under the TRA's were probable and the Company recorded the full remaining expense related to the TRA's. This determination was largely based on recent periods of positive taxable income, recent projections indicating continued positive income in future periods, and recent economic and market conditions. Offsetting this was a decrease in interest expense and amortization of deferred financing fees due to the redemption of the outstanding 10.5% senior secured second lien notes in December 2013 using the proceeds of our IPO and the Term Loan Facility.
Income Tax Expense (Benefit). The Company's effective income tax rate for the three months ended September 30, 2014 was a benefit of 76.3%. During the three months ended September 30, 2014, management concluded that the realizability of its deferred tax asset is more likely than not and the Company reversed the full valuation allowance on its net operating loss carryforward amounts of $20.2 million. This determination was based on significant positive evidence, including:

•
Cumulative losses. While the Company has been in a significant negative cumulative loss position, the amount of this cumulative loss was not significant at September 30, 2014 and management expects a position cumulative income position to be generated in the short term.

•
Projected realization of net operating loss carry forward amounts. Projections of future taxable income based on the Company's recent actual performance and current industry data indicate utilization of all net operating loss carry forward amounts, even after giving effect to changes in significant deductible temporary differences between pre-tax earnings and taxable income.

Net Income (Loss). Net loss increased by $5.3 million from a net loss of $0.3 million for the three months ended September 30, 2013 compared to a net loss of $5.6 million for the same period of 2014, for the reasons described above. Net income (loss) as a percentage of net sales changed from (0.3)% for the three months ended September 30, 2013 to (5.6)% for the same period of 2014.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Net Sales. Net sales increased by $22.8 million, or 8.8%, from $259.2 million for the nine months ended September 30, 2013 to $282.0 million for the same period of 2014. The increase in sales was attributable to increases in sales in all of our divisions, with Mid Continent making up over half of the increase, StarMark and UltraCraft making up over 20 percent each and the Winnipeg, Canada facility showing a modest increase. The overall increase in sales was generally driven by industry growth. Additionally, we believe we continue to increase our sales as a result of our differentiated products across various price points, on-time delivery and high level of customer service. We also believe our promotional sales programs, which consist of discounts, rebates and spiffs, contributed to our increased sales during the period.
Cost of Sales. Cost of sales increased by $14.4 million, or 7.5%, from $191.3 million for the nine months ended September 30, 2013 to $205.7 million for same period of 2014. The increase was primarily attributable to the increased sales volume. Cost of sales as a percentage of net sales decreased from 73.8% for the nine months ended September 30, 2013 to 72.9% for the same period of 2014.

Gross Profit. Gross profit increased by $8.4 million, or 12.5%, from $67.9 million for the nine months ended September 30, 2013 to $76.3 million for the same period of 2014. The increase in gross profit was due to the increased net sales described above. Gross profit as a percentage of net sales increased from 26.2% for the nine months ended September 30, 2013 to 27.1% for the same period of 2014. Approximately two-thirds of the improvement in gross profit as a percentage of net sales was due to leverage of fixed manufacturing costs. Improvements in labor efficiency and freight costs contributed in similar proportions to the remaining increase. These improvements were slightly offset by higher prices earlier in the year of some of the material inputs used in our products.
The timing and severity of the impact of the housing recession in 2007 through 2011 differed among our divisions, causing margins to diverge. Gross profit as a percentage of net sales increased at all of our divisions during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. As discussed above, this was primarily the result of improvement in labor efficiency, freight costs, and leverage of fixed manufacturing costs, but was partially offset by an increase in the price of some of the material inputs used in our products. Gross profit as a percentage of net sales for our divisions continued to converge during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, a trend we expect to continue as our business continues to recover from the housing recession.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.5 million, or 1.1%, from $45.9 million for the nine months ended September 30, 2013 to $46.4 million for the same period of 2014. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. Approximately two-thirds of this increase was offset by a decrease in finance and administration expense which, in the prior year period, included $1.1 million of professional fees related to the corporate restructuring done in preparation for our IPO completed in November of 2013. Additionally, there was $1.6 million in stock compensation expense related to the incentive stock options that were issued in connection with our IPO. Selling, general and administrative expenses as a percentage of net sales decreased from 17.7% for the nine months ended September 30, 2013 to 16.5% for the same period of 2014.
Income from Operations. Income from operations increased by $7.9 million, or 36.1%, from $22.0 million for the nine months ended September 30, 2013 compared to $29.9 million for the same period of 2014. The increase in income from operations was a result of the factors described above. Income from operations as a percentage of net sales increased from 8.5% for the nine months ended September 30, 2013 to 10.6% for the same period of 2014.
Total Other Expense. Total other expense, which includes interest, amortization of deferred financing fees, expense related to tax receivable agreements and other expenses, increased by $23.0 million, or 106.1%, from $21.8 million for the nine months ended September 30, 2013 compared to $44.8 million for the same period of 2014. Total other expense as a percentage of net sales increased from 8.4% for the nine months ended September 30, 2013 to 15.9% for the same period of 2014. The increase primarily resulted from expense related to the TRAs of $37.7 million. During the nine months ended September 30, 2014, management concluded that the future payments under the TRA's were probable and the Company recorded the full remaining expense related to the TRA's. This determination was largely based on recent periods of positive taxable income, recent projections indicating continued positive income in future periods, and recent economic and market conditions. Offsetting this was a decrease in interest expense and amortization of deferred financing fees due to the redemption of the outstanding 10.5% senior secured second lien notes in December 2013 using the proceeds of our IPO and the Term Loan Facility.
Income Tax Expense (Benefit). The Company's effective income tax rate for the nine months ended September 30, 2014 was a benefit of 110.2%. During the nine months ended September 30, 2014, management concluded that the realizability of its deferred tax asset is more likely than not and the Company reversed the full valuation allowance on its net operating loss carryforward amounts of $20.2 million. This determination was based on significant positive evidence, including:

•
Cumulative losses. While the Company has been in a significant negative cumulative loss position, the amount of this cumulative loss was not significant at September 30, 2014 and management expects a position cumulative income position to be generated in the short term.

•
Projected realization of net operating loss carry forward amounts. Projections of future taxable income based on the Company's recent actual performance and current industry data indicate utilization of all net operating loss carry forward amounts, even after giving effect to changes in significant deductible temporary differences between pre-tax earnings and taxable income.

Net Income (Loss). Net income (loss) improved by $1.3 million from net income of $0.2 million for the nine months ended September 30, 2013 compared to net income of $1.5 million for the same period of 2014, for the reasons described above. Net income (loss) as a percentage of net sales improved from 0.1% for the nine months ended September 30, 2013 to 0.5% for the same period of 2014.

Liquidity and Capital Resources
Cash Flows
Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under the ABL Facility.
Cash provided in operating activities was $26.1 million for the nine months ended September 30, 2014, compared with $21.1 million for the same period of 2013, an increase in cash provided of $5.0 million. This increase was mainly due to the increase in net income of $1.3 million for the nine months ended September 30, 2014, as discussed above, and a non-cash add back due to the change in liability under the TRAs of $37.7 million. This increase was partially offset by a non-cash add back due to the change in deferred income tax expense of $16.8 million and the changes in operating assets and liabilities used of $17.5 million during the nine months ended September 30, 2014 compared to the same period in 2013.
Cash used in investing activities was $7.1 million for the nine months ended September 30, 2014, compared with $5.8 million for the same period of 2013. Capital expenditures were $3.3 million for the nine months ended September 30, 2014, compared with $2.9 million for the same period of 2013, an increase of $0.4 million. Additions to display cabinets were $3.8 million for the nine months ended September 30, 2014, compared with $2.9 million for the same period of 2013, an increase of $0.9 million.
Cash used in financing activities was $2.6 million for the nine months ended September 30, 2014, compared with a nominal amount for the 2013. The $2.6 million of cash used for financing activities for the nine months ended September 30, 2014 included $1.3 million in distributions to members for taxes and $1.1 million for repayment of debt on the senior secured term loan facility.
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
Debt Structure
ABL Facility. In November 2013, in connection with a new senior secured term loan facility, Norcraft Companies, L.P. entered into a senior secured first-lien asset-based revolving credit facility (the "ABL Facility") pursuant to a credit agreement dated as of November 14, 2013 (the "ABL Credit Agreement") by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as swingline lender, as issuing bank, as administrative agent for the lenders and collateral agent for the secured parties. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and has a maturity date of November 14, 2018. As of September 30, 2014, the borrowing base was approximately $25.0 million.

The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing our equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the Term Loan Facility and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of September 30, 2014, the Company was in compliance with these provisions.
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

As of September 30, 2014, there were no borrowings outstanding, approximately $5.4 million outstanding under a letter of credit and unused commitments of $19.6 million under the ABL Facility. The total availability under the ABL Facility as of September 30, 2014 was approximately $19.6 million. We and our subsidiaries have no undrawn letters of credit.
Term Loan Facility. In November 2013, Norcraft Companies, L.P. entered into a $150.0 million senior secured term loan facility (the "Term Loan Facility") dated as of November 13, 2013 (the "Term Loan Agreement"), by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and the other guarantors party thereto, as guarantors, the lenders party thereto from time to time, RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, Royal Bank of Canada, as syndication agent and as administrative agent for the lenders and collateral agent for the secured parties. The term loans under the Term Loan Agreement were issued at a discount on December 13, 2013, for total net proceeds of $149.3 million. Interest accrues at the LIBOR rate (as defined in the Term Loan Agreement which includes a 1.0% floor) plus a margin of 4.25%, which is payable at the end of each fiscal quarter. As of September 30, 2014, the total interest rate on the Term Loan Facility was 5.25%. Minimum required principal repayments are $1.5 million per year and are payable in quarterly installments at the end of each fiscal quarter. The Term Loan Facility has a maturity of December 13, 2020. Proceeds from this Term Loan Facility were used in combination with the proceeds of our IPO to redeem all of the Company's 10.5% senior secured second lien notes and pay related transaction and financing costs.
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

Additionally, the terms of the Term Loan Facility limit Norcraft Companies, L.P.'s ability to (a) sell assets, (b) alter the business that Norcraft currently conducts, (c) engage in mergers, acquisitions and other business combinations, (d) declare dividends or redeeming or repurchasing our equity interests, (e) incur additional debt or guarantees, (f) make loans and investments, (g) incur liens, (h) enter into transactions with affiliates, (i) engage in sale and leaseback transactions and (j) prepay certain Incremental Equivalent Debt (as defined in the Term Loan Agreement) and unsecured, junior secured and subordinated debt. The terms also include cross-default provisions. As of September 30, 2014, Norcraft Companies, L.P. was in compliance with these provisions.
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

Critical Accounting Polices
In addition to the other information set forth in this report, including the updated critical accounting policies stated below, we have identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors. The estimates and assumptions are evaluated on an ongoing basis and actual results have been within the Company’s expectations. Except for the updated critical accounting policies described below, there have been no material changes to the policies from those previously disclosed in our annual report. The information below updates, and should be read in conjunction with, the critical accounting policies and information disclosed in the Form 10-K.
Income Tax Provision
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of September 30, 2014, we have not recorded a valuation allowance on deferred tax assets, which were primarily attributable to net operating loss carryforward amounts. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized.
Payments Pursuant to the Tax Receivable Agreement
The Company indirectly acquired favorable tax attributes in connection with the Reorganization. SKM Norcraft Corp. and Trimaran Cabinet Corp. benefited from basis adjustments arising from the 2003 acquisition transaction, and SKM Norcraft Corp. and Trimaran Cabinet Corp. also reported net operating losses. In addition, the Company's acquisition of units of Norcraft Companies LLC in connection with potential future secondary exchanges of units of Norcraft Companies LLC for restricted shares of the Company's common stock or cash are expected to produce additional favorable tax attributes for us. When the Company acquires in the future units of Norcraft Companies LLC from its members, the anticipated basis adjustments may reduce the amount of tax the Company would otherwise be required to pay in the future. These basis adjustments may also decrease gain (or increase loss) on future dispositions of certain assets to the extent the increased tax basis is allocated to those assets. These tax attributes collectively would not be available to the Company in the absence of the Reorganization and the future secondary exchanges.

As of September 30, 2014, the Company recorded a total liability of $37.7 million, representing the future payments under these tax receivable agreements. The amount and timing of any payments may vary based on a number of factors, including material changes in the relevant tax law, and the Company’s ability to earn sufficient taxable income to realize all tax benefits. Depending upon the outcome of these factors, we may be obligated to make substantial payments pursuant to the TRA. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates as well as the actual benefit it realized on the tax return.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
We currently do not hedge against interest rate movements or foreign currency fluctuations. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to interest rates as discussed below.

Variable Interest Rates
Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At September 30, 2014, we had no borrowings on our variable rate ABL Facility; however future earnings could be affected by changes in interest rates.
Foreign Currency
We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 7% of our sales during the nine months ended September 30, 2014 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollars.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, including the updated risk factor stated below, you should carefully consider the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The materialization of any risks and uncertainties identified in Part I, Item 2. Cautionary Note Regarding Forward Looking Statements and Information contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in material adverse effects on our financial condition, results of operations and cash flows. Except for the updated risk factor described below, there have been no material changes from the risk factors described in the Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in the Form 10-K.
Potential Future Adjustment to Deferred Tax Asset
Based on its recent history of earnings and recent projections indicating continued earnings in future periods, the Company reversed the full valuation allowance on its net operating loss carryforward amounts of $20.2 million (the “Deferred Tax Asset”) in its September 30, 2014 consolidated financial statements. In accordance with accounting guidelines this also resulted in an increase of $20.2 million in net income for the three and nine months ended September 30, 2014. The value of this asset is based in part on estimates of future earnings, which are subject to change. In the event that these estimates change in the future, the book value of the Deferred Tax Asset may decrease. In such event, the recorded amount on the consolidated financial statements would go down and earnings for the associated period would be reduced by the same amount. Any such change could adversely affect the market price for the Company’s stock.
Further discussion on the analysis of our Deferred Tax Asset can be found in the Income Tax Expense (Benefit) discussion in the Results of Operations section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NORCRAFT COMPANIES, INC. (Registrant)

/s/ Mark Buller		/s/ Leigh Ginter
Mark Buller		Leigh Ginter
Chief Executive Officer		Chief Financial Officer

Date:	November 14, 2014	Date:	November 14, 2014
Signing on behalf of the Registrant and as Principal Executive Officer		Signing on behalf of the Registrant and as Principal Financial and Principal Accounting Officer