Form 10-K
period 2014-12-31
Norcraft Companies, Inc.
filed 2015-03-31
CIK 1582616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 __________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2014 as reported by the New York Stock Exchange on such date was approximately $334,113,359.
The number of shares of the registrant’s common stock outstanding as of March 17, 2015 was 17,311,573.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

Norcraft Companies, Inc.

Except where the context requires otherwise, in this annual report:

•
“Company,” “Norcraft,” “we,” “us” or “our” refer to Norcraft Companies, Inc. and, unless the context otherwise requires, its direct and indirect subsidiaries, including Norcraft Companies LLC, Norcraft Holdings, L.P. and Norcraft Companies, L.P., and, for periods prior to our IPO, “Norcraft,” the “company,” “we,” “us” and “our” refer to Norcraft Holdings, L.P. and, unless the context otherwise requires, its direct and indirect subsidiaries. On November 13, 2013, we closed our IPO and related Reorganization. Prior to that date, we did not have any material operations, assets or liabilities. The Reorganization and IPO are described in Note 3, “Reorganization and Offering” to our consolidated financial statements included in Part IV, Item 15 of this annual report.

•	“IPO” or "Offering" means the initial public offering of 7,356,634 shares of our common stock completed on November 13, 2013.

•
“Reorganization” means the series of transactions Norcraft Companies, Inc., Norcraft Companies LLC and Norcraft Holdings, L.P. completed on November 13, 2013, immediately prior to the closing of the IPO, in order to reorganize our capital structure in preparation for the IPO.

PART I

Item 1. Business
MERGER AGREEMENT
On March 30, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fortune Brands Home & Security, Inc. (“Fortune Brands”), a Delaware corporation, and Tahiti Acquisition Corp. (the “Purchaser”), a Delaware corporation and indirect wholly owned subsidiary of Fortune Brands. Pursuant to the Merger Agreement, the Purchaser will commence a cash tender offer for all of the outstanding shares of the Company's common stock on or before April 21, 2015, but in no event earlier than April 14, 2015 at a purchase price of $25.50 per share and upon the terms and subject to the conditions of the Merger Agreement. Consummation of the tender offer is subject to customary closing conditions, as set forth in the Merger Agreement. As soon as practicable following the consummation of the tender offer, after the expiration of a thirty-five day go-shop period, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company pursuant to the provisions of section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the merger, and the Company will survive as an indirect wholly owned subsidiary of Fortune Brands.
The Merger Agreement contains customary representations, warranties and covenants of the parties. Until the earlier of the termination of the Merger Agreement and the consummation of the merger, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. Under certain circumstances and upon compliance with certain notice and other specified conditions set forth in the Merger Agreement, the Company may terminate the Merger Agreement to accept a superior proposal, which would require a significant termination fee to be paid to Fortune Brands.
In connection with the signing of the Merger Agreement, certain funds and persons associated with Mark Buller, Saunders, Karp & Megrue and Trimaran Capital Partners who own directly or have the right to acquire, pursuant to certain exchange arrangements, approximately 53.6% of Norcraft Companies (excluding options), have entered into tender and support agreements with Fortune Brands and Purchaser pursuant to which they have committed to tender their shares of Norcraft Companies in the tender offer and otherwise support the transactions contemplated by the Merger Agreement.
In connection with the closing of the tender offer and merger, certain tax receivable agreements currently in effect will be terminated pursuant to certain tax receivable termination agreements. The transaction will result in early termination payments to certain shareholders and equityholders of Norcraft Companies, LLC and Norcraft Companies, Inc. related to the tax receivable termination agreements. In addition, each outstanding unit of Norcraft Companies, LLC will be converted to a share of our common stock. Finally, all outstanding and unexercised stock options granted under the 2013 Incentive Plan will be canceled in exchange for a cash payment to each option holder thereof.
In connection with the transaction, the Company has entered into certain employment agreement amendments and severance agreements with certain executives and senior managers in order to strengthen the severance protection to these individuals. These arrangements are designed to provide sufficient protection to these individuals to incentivize them to remain committed to the Company through the consummation of the transaction.
OUR COMPANY
We are a leading manufacturer of kitchen and bathroom cabinetry in the U.S. and Canada, producing a broad range of high-quality cabinetry across most price points. Our business is conducted through four business divisions (each with its own president or general manager) and we market our products through seven main brands, primarily through cabinet dealers. We believe that our comprehensive product portfolio and low cost, strategically located manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other cabinet manufacturers. During the year ended December 31, 2014, we believe that approximately 58% of our net sales were to the home repair and remodeling market and the remaining net sales were to the new residential construction market. As of and for the year ended December 31, 2014, we generated net sales of $376.0 million, net income of $6.6 million and had total indebtedness of $148.5 million.
We are a single source supplier of what we believe is one of the most comprehensive product offerings in the industry that encompasses a variety of price points, styles, materials and customization levels. Our product offering includes stock and semi-custom cabinets manufactured in both framed and full access styles and more than 900,000 door and finish combinations. We have seven main brands, encompassing the full range of products, including: Mid Continent Cabinetry, Norcraft Cabinetry, Brookwood Cabinetry, Fieldstone Cabinetry, StarMark Cabinetry, UltraCraft Cabinetry and Urban Effects. We focus on product innovation and design, seeking to continuously enhance existing products and develop new products to support our brands and meet the changing demands of our customers.

We sell our products primarily to kitchen and bathroom cabinet dealers. For the year ended December 31, 2014, kitchen and bathroom cabinet dealers accounted for 86% of our net sales, home builders accounted for 9% and wholesale retailers, or wholetailers, accounted for 5% of net sales. We believe our focus on kitchen and bathroom cabinet dealers enhances our ability to sell our stock and semi-custom cabinet offerings. We have an extensive network of over 2,000 active customers and 118 internal and independent sales representatives (of which 109 are dedicated exclusively to one of Norcraft's divisions). We have six manufacturing facilities and North American distribution capabilities for all of our brands through two service and distribution centers and five warehouses that are strategically located throughout the U.S. and Canada. We also operate five retail locations.
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
Norcraft Companies, Inc. was incorporated on July 23, 2013 for the purpose of facilitating our IPO of 7,356,634 shares of common stock. Our common stock is listed on the New York Stock Exchange under the symbol "NCFT." Prior to our IPO, we underwent a reorganization (the "Reorganization"). As a result of the Reorganization, the assets and liabilities of Norcraft Holdings, L.P. are included in the financial statements of Norcraft Companies, Inc. at their carrying amounts as of the date of the Reorganization. The interests held by MEB Norcraft LLC, Buller Norcraft Holdings LLC and our current and former members of management and board in Norcraft Companies LLC are reported as noncontrolling interests in the financial statements of Norcraft Companies, Inc. Following the Offering, Norcraft Companies LLC’s subsidiaries have continued to operate the historical business of our company. (For more information on the Reorganization and Offering see "Our Structure and Reorganization" and Note 3, "Reorganization and Offering" in Part IV, Item 15 of this annual report).
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

The following table lists the products that we manufacture and sell:

Division	Mid Continent Cabinetry	StarMark Cabinetry	UltraCraft Cabinetry	Urban Effects
2014 Sales	$192 million	$99 million	$60 million	$25 million
% of Total 2014
Sales	51%	26%	16%	7%
Brands

Lines	Signature Series
Pro Series
Customization	Stock and Semi-custom	Semi-custom	Semi-custom	Semi-custom
Framed / Full Access	Framed	Framed	Full Access	Full Access
Production Facilities	Newton, Kansas	Sioux Falls, South Dakota	Liberty, North Carolina	Winnipeg, Canada
Cottonwood, Minnesota
Lynchburg, Virginia
# of Door & Finish	over 200 door styles	over 550 door styles	over 290 door styles	over 200 door styles
Combinations	about 4,800 door and	over 850,000 door and	over 24,000 door and	over 5,600 door and
	finish combinations	finish combinations	finish combinations	finish combinations
MID CONTINENT CABINETRY
The Mid Continent and Norcraft brands comprise our Mid Continent Cabinetry division. Mid Continent manufactures a broad range of stock and semi-custom framed cabinetry, offering over 200 door styles and about 4,800 door and finish combinations. Mid Continent also offers a custom-color option. The Mid Continent product offering includes two distinct product lines: Signature Series and Pro Series, which are differentiated by door style and finish, as well as design options and construction features. Norcraft Cabinetry includes only Signature Series cabinets. Mid Continent’s products accounted for approximately 51% of our sales during the fiscal year ended December 31, 2014.
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

STARMARK CABINETRY
The StarMark, Fieldstone and Brookwood brands collectively comprise our StarMark Cabinetry division, offering over 550 door styles and over 850,000 door and finish combinations. StarMark also offers a custom-color option. This division provides high quality, attractively designed semi-custom cabinets incorporating many features of custom cabinetry at a lower price. StarMark Cabinetry collectively accounted for approximately 26% of our sales for the fiscal year ended December 31, 2014.
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
ULTRACRAFT CABINETRY
UltraCraft manufactures a full range of stock and semi-custom wall, base, tall, vanity and specialty cabinets. UltraCraft offers over 290 door styles and over 24,000 door and finish combinations.
UltraCraft cabinets are full access, offering true full-overlay doors with concealed hinges and functional hardware. Full access cabinets provide flush, furniture-style, finished ends and provide greater storage space than traditional framed cabinets. The UltraCraft product offering is comprised of two distinct product lines: Destiny and Vision which are differentiated by features, finish, color, style selection, design options and price. UltraCraft’s products accounted for approximately 16% of our sales during the fiscal year ended December 31, 2014.
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
URBAN EFFECTS
Our Canadian division markets through the Urban Effects brand, offering over 200 door styles and over 5,600 door and finish combinations. Urban Effects' frameless cabinets, so far, are available in a limited range of finishes with fewer modification options, appealing to home builders who are seeking products for single family and multi-unit dwellings. Urban Effects’ products accounted for approximately 7% of our sales during the fiscal year ended December 31, 2014.

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
Newton, Kansas along with Cottonwood, Minnesota and Lynchburg, Virginia are Mid Continent facilities, with Cottonwood and Lynchburg receiving doors manufactured by Newton and outsourcing their rough mill production of raw materials to third party vendors. Our Winnipeg, Canada facility is a Norcraft Canada facility, producing Urban Effects cabinets. Our Liberty, North Carolina facility is an UltraCraft facility, and our Sioux Falls, South Dakota facility is a StarMark facility, producing StarMark, Fieldstone and Brookwood cabinets. Liberty and Sioux Falls each outsource rough mill production. Liberty outsources door manufacturing in all wood species to third party vendors while Sioux Falls builds nearly 475 doors per day.
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
Our sales and marketing strategy is focused on distributing our products primarily to kitchen and bath dealers and wholesale retailers, or wholetailers. We estimate that the dealer and wholetailer channels accounted for approximately 70% of U.S. cabinet industry sales. In certain markets, we also sell our products directly to builders. We have developed strong relationships with our dealers by delivering superior customer service, accurate and timely deliveries, quality products and competitive pricing. We believe these relationships provide us an advantage as dealers often influence the consumer’s decision at the point-of-sale, particularly since consumers are generally not familiar with a specific brand or style of cabinetry prior to their interaction with the dealer.
We have national distribution capabilities for all of our brands and our net sales are balanced throughout the U.S. In addition, we continually monitor the sales volume and credit worthiness of our dealers to further enhance our network and we aim to maximize the sales potential of our customers by providing frequent dealer training, extensive product literature and attractive displays.
We also distribute our products through other channels on a limited basis, including our Kitchen and Bath Ideas retail stores, our Kitchens 2 Go retail store, a catalog sales organization and other distributors. Our retail stores, which represented approximately 3% of our overall revenues in 2014, sell products from each of our divisions, as well as countertops and other kitchen and bath items.
Our sales have historically been moderately seasonal and have been strongest in April through October, which coincides with the construction season.
CUSTOMERS
We primarily sell our products to kitchen and bathroom cabinetry dealers and wholetailers, as well as directly to home builders. We have an extensive network of over 2,000 active customers. For the years ended December 31, 2014 and 2013, there were no customers that accounted for more than 10% of net sales. Our customers sell our products in the repair and remodeling and new home construction markets. Other than through our retail locations, we do not generally sell our products directly to home owners.

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
EMPLOYEES
As of December 31, 2014, we had 2,234 employees including 1,836 manufacturing employees. Of our total employees, 1,135 were at Mid Continent and corporate, 278 were at UltraCraft, 576 were at StarMark and 245 were at Norcraft Canada. We believe that we have a good working relationship with our employees. None of our employees are subject to any collective bargaining agreements.

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
Tax Receivable Agreements. We entered into three tax receivable agreements (“TRAs”), with the former holders of SKM Norcraft Corp, the former holders of Trimaran Cabinet Corp. and the holders of common shares of Norcraft Companies LLC:

•
Under the first of these TRAs, we generally are required to pay to the holders of common stock of SKM Norcraft Corp. as of immediately prior to the Reorganization 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to SKM Norcraft Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of SKM Norcraft Corp. relating to taxable years ending on or before the date of the Reorganization (calculated by assuming the taxable year of SKM Norcraft Corp. closes on the date of the Reorganization) that are or become available to us and our wholly-owned subsidiaries as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the TRA.

•
Under the second of these TRAs, we generally are required to pay to the holders of common stock of Trimaran Cabinet Corp. as of immediately prior to the Reorganization 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to Trimaran Cabinet Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of Trimaran Cabinet Corp. relating to taxable years ending on or before the date of the Reorganization that are or become available to us and our wholly-owned subsidiaries as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the TRA.

•
Under the third of these TRAs, we generally are required to pay to the holders of units of Norcraft Companies LLC (other than units that we or our wholly-owned subsidiaries hold) 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes that are created as a result of the exchanges of their units for restricted shares of our common stock or cash, including any basis adjustment relating to the assets of Norcraft Companies LLC and (ii) tax benefits attributable to payments made under the TRA.

The payment obligations under the TRAs are obligations of Norcraft Companies, Inc., not Norcraft Companies LLC, and we expect that the payments we are required to make under the TRAs will be substantial. Potential future reductions in tax payments for us and TRA payments by us will be calculated using the market value of our common stock at the time of exchange (or the 15 trading days immediately prior to the effective date of any exchange, where we elect to pay cash consideration for units of Norcraft Companies LLC) and the prevailing tax rates applicable to us over the life of the TRAs and will generally be dependent on us generating sufficient future taxable income to realize the benefit. Any actual increase in tax basis, as well as the amount and timing of any payments under the TRAs, will vary depending upon a number of factors, including the timing of exchanges by the holders of limited liability company units, the price of our common stock at the time of the exchange (or the 15 trading days immediately prior to the effective date of any exchange, where we elect to pay cash consideration for units of Norcraft Companies LLC), whether such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the TRAs constituting imputed interest.
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
During the year ended December 31, 2014, management concluded that the future payments under the TRAs were probable and the Company recorded the full expense related to the TRAs of $37.7 million on its statement of financial condition and statement of comprehensive income (loss). This determination was largely based on recent periods of positive taxable income, recent projections indicating continued positive income in future periods and recent economic and market conditions. Of the full TRA liability of $37.7 million as of December 31, 2014, $5.1 million is included in current accrued liabilities and $32.6 million is included in long-term liabilities.

Organizational Structure
The diagram below depicts our organizational structure as of December 31, 2014:

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
Risks Related to the Merger Agreement
The conditions under the Merger Agreement to Fortune Brands’ consummation of the tender offer and our subsequent merger with a subsidiary of Fortune Brands may not be satisfied at all or in the anticipated timeframe.
Under the terms of the Merger Agreement, the consummation of Fortune Brands’ tender offer and subsequent merger is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the tender offer and subsequent merger. These conditions include, among other things, there being validly tendered and not validly withdrawn, subject to certain conditions, a number of shares of our common stock that represents at least a majority of the outstanding shares of our common stock immediately prior to the expiration of the tender offer. It also is possible that an event, occurrence, revelation or development of a state of circumstances or facts since the date of the Merger Agreement may have or reasonably be expected to have a material adverse effect (as defined in the Merger Agreement) on the Company, the non-occurrence of which is a condition to the consummation of the tender offer. We cannot predict with certainty whether and when any of the required conditions will be satisfied.
In addition, the completion of the Fortune Brands tender offer and the merger are conditioned upon the expiration or termination of the waiting period under the HSR Act. We intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.
If the acquisition does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the acquisition, such delay or failure to complete the acquisition may create uncertainty or otherwise have negative consequences that may materially and adversely affect our sales, financial condition and results of operations, as well as the price per share for our common stock.

While Fortune Brands’ tender offer and the proposed merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
Whether or not Fortune Brands’ tender offer and subsequent proposed merger are consummated, the proposed acquisition may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the acquisition may also divert management's attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending acquisition, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the acquisition is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the acquisition. Furthermore, we cannot predict how our suppliers, customers and other business partners will view or react to the acquisition upon consummation. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us on terms consistent with recent experience, our sales, financial condition and results of operations may be adversely affected.
The preparations for integration between Fortune Brands and the Company will place a significant burden on many of our employees and on our internal resources. If key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. In addition, whether or not the merger is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed merger, which may materially and adversely affect our financial condition and results of operations.
In addition, the Merger Agreement generally requires the Company to operate its business in the ordinary course of business consistent with past practice pending consummation of the merger and also restricts us from taking certain actions with respect to our business and financial affairs without Fortune Brands’ consent. Such restrictions will be in place until either the merger is consummated or the Merger Agreement is terminated. For these and other reasons, the pendency of the tender offer and merger could adversely affect our business and results of operations.
In the event that our proposed merger with a subsidiary of Fortune Brands is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.
The conditions to the consummation of the proposed acquisition may not be satisfied as noted above. If the acquisition is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed acquisition. For these and other reasons, not consummating the acquisition could adversely affect our business and results of operations. Furthermore, if we do not consummate the acquisition, the price of our common stock may decline significantly from the current market price. Certain costs associated with the acquisition have already been incurred or may be payable even if the acquisition is not consummated. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the tender offer and merger, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed acquisition.
The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the Fortune Brands tender offer and the merger.
The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of our Company. These provisions include our agreement, following the expiration of the thirty-five day go-shop period, not to solicit or initiate any additional discussions with third parties regarding other proposals for our acquisition, as well as restrictions on our ability to respond to such proposals subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Fortune Brands a termination fee of approximately $20.0 million, or approximately 3.3% of the purchase price. Subject to the provisions and restrictions in the Merger Agreement, in the event that the Company terminates the Merger Agreement prior to May 29, 2015 to pursue a competing proposal with a party that submitted such proposal during the thirty-five day go-shop period, the termination fee will be $10.0 million, or approximately 1.7% of the purchase price.
Historically, following the announcement of a proposed merger, securities class action litigation has often been brought against a company and its board of directors. Litigation may be filed against us and the members of our board of directors challenging the Fortune Brands tender offer and merger and an adverse judgment in any such lawsuit may prevent the Fortune Brands tender offer and merger from being completed within the expected timeframe or at all.

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
Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our chief executive officer, Mark Buller, has over 26 years of experience in the cabinetry industry. Our other senior executives have an average of approximately 25 years experience in the building product industry. The loss of the experience and services of any of these individuals could have a material adverse effect on our revenue, our financial performance and our results of operations.

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
During the fiscal year ended December 31, 2014, approximately 21% of our purchases of raw materials were from vendors outside of the U.S. and Canada. We may decide to increase our international sourcing in the future. Accordingly, our future results could be harmed by a variety of factors, including: (i) introduction of non-native invasive organisms into new environments; (ii) recessionary trends in international markets; (iii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iv) difficulties in enforcing intellectual property rights; (v) increases in transportation costs or transportation delays; (vi) work stoppages and labor strikes; (vii) fluctuations in exchange rates (particularly the value of the U.S. dollar relative to other currencies); and (viii) political unrest, terrorism and economic instability. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.
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
A substantial portion of our sales is derived from our top customers. During the year ended December 31, 2014, our largest 10 customers accounted for approximately 24% of our sales. We cannot guarantee that we will be able to generate similar levels of sales from our largest customers in the future. Should one or more of these customers substantially reduce their purchases from us, our results of operations could be materially adversely affected.
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
We may, from time to time, explore opportunities to acquire related businesses, some of which could be material to us. As of the date of this report, we have no agreements and are not in any discussions to acquire any material businesses or assets. If we do make acquisitions in the future, our ability to continue to grow will depend upon effectively integrating these acquired companies, achieving cost efficiencies and managing these businesses as part of our company. While we believe we have successfully integrated the operations we have acquired within the last 14 years, we may not be able to effectively integrate newly acquired companies or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. If we are unable to successfully integrate acquisitions, we may not be able to recoup our investment in those acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the economic benefits that we anticipate from these acquisitions may not develop.
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
As of December 31, 2014, we had total debt outstanding of $148.5 million, consisting of the term loan facility due 2020 (the "Term Loan Facility") with quarterly interest payment at LIBOR plus a margin of 4.25%. See "Liquidity and Capital Resources - Our Debt Structure"). In addition, on such date, we had approximately $6.9 million of outstanding letters of credit.
Because of our high level of indebtedness:

•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•
we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•	our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

•	our leverage could place us at a competitive disadvantage compared to our competitors that have less debt; and

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. In November 2013, we entered into an asset-based revolving credit facility (the “ABL Facility”) that provides us with additional borrowings of up to $25.0 million, subject to a current borrowing base of approximately $19.1 million. Although our ABL Facility contains restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions, expand through internal growth, fund our working capital needs, comply with regulatory requirements, respond to competition or for general financial reasons alone. As of December 31, 2014, there were no borrowings outstanding under our ABL Facility; however, there was approximately $6.9 million outstanding under a letter of credit under our ABL Facility, and therefore, our total availability under the ABL Facility as of December 31, 2014, was approximately $12.2 million. To the extent new debt is added to our and our subsidiaries’ current debt levels, the risks described above would increase.
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

•
Under the first of these TRAs, we generally are required to pay to the holders of common stock of SKM Norcraft Corp. as of immediately prior to the Reorganization 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to SKM Norcraft Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of SKM Norcraft Corp. relating to taxable years ending on or before the date of the Reorganization (calculated by assuming the taxable year of SKM Norcraft Corp. closes on the date of the Reorganization) that are or become available to us and our wholly-owned subsidiaries as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the TRAs.

•
Under the second of these TRAs, we generally are required to pay to the holders of common stock of Trimaran Cabinet Corp. as of immediately prior to the Reorganization 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to Trimaran Cabinet Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of Trimaran Cabinet Corp. relating to taxable years ending on or before the date of the Reorganization that are or become available to us and our wholly-owned subsidiaries as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the TRA.

•
Under the third of these TRAs, we generally are required to pay to the holders of units of Norcraft Companies LLC (other than units that we or our wholly-owned subsidiaries hold) 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes that are created as a result of the exchanges of their units for restricted shares of our common stock or cash, including any basis adjustment relating to the assets of Norcraft Companies LLC and (ii) tax benefits attributable to payments made under the TRA.

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
Under each of these TRAs, we generally retain the benefit of the remaining 15% of the applicable tax savings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Receivable Agreements.” Payments under the TRAs are not conditioned on the pre-IPO owners of Norcraft Holdings, L.P.'s continued ownership of us.
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
We are currently controlled by funds affiliated with Apax Partners, L.P., Karp Reilly, L.L.C. and Trimaran Capital Partners (our "Sponsors"). Investment funds affiliated with the Sponsors beneficially own 51.7% of our outstanding common stock. For as long as the Sponsors continue to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, they will be able to direct the election of all of the members of our board of directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, the Sponsors have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, have the power to prevent a change in our control and could take other actions that might be favorable to it. Even if its ownership falls below 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our executive offices located in Eagan, Minnesota. We own six separate manufacturing facilities, three of which manufacture Mid Continent cabinets, one of which manufactures UltraCraft cabinets, one of which manufactures StarMark, Fieldstone and Brookwood cabinets and one of which manufactures Norcraft Canada and Urban Effects cabinets. In addition, we lease seven other non-retail facilities which are used for service and distribution functions and storage. We also lease two and own three retail stores that are engaged in the retail distribution of our products and other non-cabinet products of other industry participants. Our buildings, machinery and equipment have been generally well maintained and are in good operating condition. We believe our facilities have significant capacity and are adequate for our production and distribution requirements.
In September 2014, we announced the expansion of our manufacturing facility in Winnipeg, Canada in order to meet growing demand for the Company’s Urban Effects products throughout Canada and the United States. In connection with the expansion, we will invest approximately $7.1 million to add about 78,000 square feet to the Company’s existing 56,700 square foot facility. The expansion will expand the current manufacturing operations, reduce offsite warehousing and bring offsite shipping activities back to the plant. We expect the new capacity to be operational in mid-2015.

Each of our facilities, by function and division, is set forth in the table below:

Location	Owned/ Leased	Square Footage (Approximate)	Function
Eagan, Minnesota	Leased	17,708	Headquarters
Cottonwood, Minnesota	Owned	163,000	Manufacturing—Mid Continent
Lynchburg, Virginia	Owned	160,100	Manufacturing—Mid Continent
Newton, Kansas	Owned	268,600	Manufacturing—Mid Continent
Liberty, North Carolina	Owned	213,500	Manufacturing—UltraCraft
Sioux Falls, South Dakota	Owned	233,000	Manufacturing—StarMark
Winnipeg, Manitoba	Owned	56,700	Manufacturing—Norcraft Canada
Tampa, Florida	Leased	31,200	Distribution/Service Center
Gilbert, Arizona	Leased	19,108	Distribution/Service Center
Livermore, California	Leased	20,580	Warehouse
Liberty, North Carolina	Leased	36,750	Warehouse
Newton, Kansas	Leased	40,000	Warehouse
Lynchburg, Virginia	Leased	18,840	Warehouse
Winnipeg, Manitoba	Leased	60,000	Warehouse
Des Moines, Iowa	Leased	4,000	Kitchen and Bath Ideas Retail Store
Colorado Springs, Colorado	Owned	21,500	Kitchen and Bath Ideas Retail Store
Lynchburg, Virginia	Owned	5,000	Kitchen and Bath Ideas Retail Store
Sioux Falls, South Dakota	Owned	4,000	Kitchen and Bath Ideas Retail Store
Winnipeg, Manitoba	Leased	5,916	Kitchens 2 Go Retail Store

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

The following table presents information on the high and low sales prices per share as reported on the New York Stock Exchange for our stock for the periods indicated and dividends declared during such periods:

	High	Low	Dividends Declared per Share
Fourth quarter (October 1, 2014 through December 31, 2014)	$20.37	$15.25	$—
Third quarter (July 1, 2014 through September 30, 2014)	$17.20	$13.09	$—
Second quarter (April 1, 2014 through June 30, 2014)	$17.87	$13.94	$—
First quarter (January 1, 2014 through March 31, 2014)	$19.82	$15.29	$—
Fourth quarter (commencing November 7, 2013 through December 31, 2013)	$19.62	$15.50	$—

Holders
On December 31, 2014, the last reported sale price for our common stock on the NYSE was $19.30 per share. As of March 17, 2015 there were 8 holders of record of our stock. A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities
None.

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,142,383	(1)	$16.01	887,030
(1) In conjunction with to the completion of the IPO, our board of directors adopted the Norcraft Companies, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) and, following the IPO, all equity-based awards were granted under the 2013 Incentive Plan.

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

(dollar amounts in thousands)	Fiscal Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Comprehensive Income (Loss) Data:
Net sales	$376,012	$339,695	$288,782	$269,305	$262,568
Cost of sales	275,186	250,744	215,274	195,853	187,482
Gross profit	100,826	88,951	73,508	73,452	75,086
Selling, general and administrative expense	63,494	62,389	54,144	51,099	50,402
Income from operations	37,332	26,562	19,364	22,353	24,684
Other expense:
Interest expense, net	8,938	25,263	25,819	25,706	25,327
Amortization of deferred financing costs	611	2,999	3,120	3,046	1,589
Expense related to tax receivable agreements	37,678	—	—	—	—
Other expense, net	107	12,594	(16)	264	26
Total other expense	47,334	40,856	28,923	29,016	26,942
Loss before income taxes	(10,002)	(14,294)	(9,559)	(6,663)	(2,258)
Income tax expense (benefit)	(16,629)	879	—	—	—
Net income (loss)	6,627	(15,173)	(9,559)	(6,663)	(2,258)
Less: net (income) loss attributable to noncontrolling interests	3,404	(1,798)	—	—	—
Net income (loss) attributable to Norcraft Companies, Inc.	3,223	(13,375)	(9,559)	(6,663)	(2,258)

Other comprehensive income (loss):
Foreign currency translation adjustment	(832)	(684)	219	(295)	1,611
Less: other comprehensive loss attributable to noncontrolling interest	(102)	(44)	—	—	—
Other comprehensive income (loss) attributable to Norcraft Companies, Inc.	(730)	(640)	219	(295)	1,611

Comprehensive income (loss)	5,795	(15,857)	(9,340)	(6,958)	(647)
Less: comprehensive income (loss) attributable to noncontrolling interests	3,302	(1,842)	—	—	—
Comprehensive income (loss) attributable to Norcraft Companies, Inc.	$2,493	$(14,015)	$(9,340)	$(6,958)	$(647)

	(dollar amounts in thousands)
	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$61,085	$39,106	$23,019	$24,185	$28,657
Total assets	296,229	265,466	256,143	263,670	266,753
Total liabilities	240,195	215,540	262,201	260,615	257,062
Members' equity subject to put request	—	—	6,926	8,309	12,139
Stockholders' / Members' equity (deficit)	56,034	49,926	(12,984)	(5,254)	(2,448)

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
COMPANY OVERVIEW
Norcraft Companies, Inc. was incorporated on July 23, 2013 and was formed as a Delaware corporation. Upon the completion of the Reorganization, we conduct our business through Norcraft Companies, L.P. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements and Information.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Item 1A. of Part I. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of Norcraft Companies, Inc. and its consolidated subsidiaries. We operate our business in a single segment.
Our fiscal year is the calendar year ending December 31. References to “fiscal year” mean the year ending December 31. For example, “fiscal year 2014” or “fiscal 2014” means the period from January 1, 2014 to December 31, 2014.
Recent Development
On March 30, 2015, we entered into the Merger Agreement with Fortune Brands and the Purchaser. Pursuant to the Merger Agreement, the Purchaser will commence a cash tender offer for all of the outstanding shares of the Company's common stock on or before April 21, 2015, but in no event earlier than April 14, 2015 at a purchase price of $25.50 per share and upon the terms and subject to the conditions of the Merger Agreement. Consummation of the tender offer is subject to customary closing conditions, as set forth in the Merger Agreement. As soon as practicable following the consummation of the tender offer, after the expiration of a thirty-five day go-shop period, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company pursuant to the provisions of section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the merger, and the Company will survive as an indirect wholly owned subsidiary of Fortune Brands.
The Merger Agreement contains representations, warranties and covenants of the parties. Until the earlier of the termination of the Merger Agreement and the consummation of the merger, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. Under certain circumstances and upon compliance with certain notice and other specified conditions set forth in the Merger Agreement, the Company may terminate the Merger Agreement to accept a superior proposal, which would require a significant termination fee to be paid to Fortune Brands.
In connection with the signing of the Merger Agreement, certain funds and persons associated with Mark Buller, Saunders, Karp & Megrue and Trimaran Capital Partners who own directly or have the right to acquire, pursuant to certain exchange arrangements, approximately 53.6% of Norcraft Companies (excluding options), have entered into tender and support agreements with Fortune Brands and Purchaser pursuant to which they have committed to tender their shares of Norcraft Companies in the tender offer and otherwise support the transactions contemplated by the Merger Agreement.

In connection with the closing of the tender offer and merger, certain tax receivable agreements currently in effect will be terminated pursuant to certain tax receivable termination agreements. The transaction will result in early termination payments to certain shareholders and equityholders of Norcraft Companies, LLC and Norcraft Companies, Inc. related to the tax receivable termination agreements. In addition, each outstanding unit of Norcraft Companies, LLC will be converted to a share of our common stock. Finally all outstanding and unexercised stock options granted under the 2013 Incentive Plan will be canceled in exchange for a cash payment to each option holder thereof.
In connection with the transaction, the Company has entered into certain employment agreement amendments and severance agreements with certain executives and senior managers in order to strengthen the severance protection to these individuals. These arrangements are designed to provide sufficient protection to these individuals to incentivize them to remain committed to the Company through the consummation of the transaction.
General
We are a leading manufacturer of kitchen and bathroom cabinetry in the U.S and Canada. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access construction. We market our products through seven main brands: Mid Continent Cabinetry®, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, Fieldstone Cabinetry®, Brookwood® and Urban Effects®. With the exception of Norcraft Cabinetry, each of these brands represents a distinct line of cabinetry. The domestic brands have been in operation for over 25 years, with Mid Continent, our original brand, having been established in 1966. In 2008, our Winnipeg, Canada facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada and Urban Effects brands. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.
In 2008 and 2009, we were affected by a significant down-turn in our industry and experienced a significant decrease in sales. In subsequent years, we experienced some sales stabilization and recovery, but this was coupled with margin pressure associated with a more competitive market place. Our sales increased 10.7% for the year ended December 31, 2014 as compared with the year ended December 31, 2013, and 17.6% for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The improved conditions that contributed to the increase in sales in 2013 continued at a more moderate pace into 2014. Net income (loss) increased 143.7% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Net loss increased 58.7% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Additionally, the contraction in the market caused us to be more aggressive with pricing and sales promotions. In order to gain market share, we continued these pricing and sales promotion efforts in 2010 through 2014, but at a more subdued pace in the latter portion of 2013 and throughout 2014.
During the year ended December 31, 2014, we experienced significant sales growth. This sales growth varied significantly from division to division within the Company, depending on exposure to certain customers, channels and geographies, but generally out-paced the growth in our industry as a whole. We continue to monitor and adjust our pricing and promotional activities to compensate for changes in raw material prices, market conditions and industry demand.
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

As part of the Reorganization, the Class D units were converted into common units of Norcraft Companies LLC. We continue to record compensation expense for the fair value of the Class D units that were unvested at the time of the Reorganization over their remaining vesting period. The total value of unrecognized compensation expense for the unvested Class D units as of December 31, 2014 and 2013 was minimal.
Tax Impact of Reorganization
Historically, our business was not subject to U.S. federal and certain state income taxes. As part of our IPO, Norcraft Companies, Inc. was created and it is subject to U.S. federal and state income taxation.
In connection with the IPO, we entered into three tax receivable agreements (“TRAs”). Under the TRAs, we are generally required to pay to the previous holders of Norcraft Holdings, L.P. units 85% of the applicable cash savings, if any, in U.S. federal and state income tax that we actually realize as a result of the tax attributes of the Norcraft Holdings, L.P. units that were converted in the restructuring. Under the TRAs, we generally will retain the benefit of the remaining 15% of the applicable tax savings. (See Item 1. "Our Structure and Reorganization- Reorganization- Tax Receivable Agreements".)
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
Other expenses. Our non-operating expenses consist of interest, amortization of deferred financing costs, expense related to tax receivable agreements, gains and losses on debt extinguishment and various state and local taxes.

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
Allowance for bad debts
Our customers operate in the repair and remodeling and new home construction markets and, accordingly, their creditworthiness is affected by cyclical trends and general conditions in those markets. During the past few years, the credit markets and the financial services industry have experienced significant disruptions, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability. The financial stability of certain of our customers has been negatively impacted, which resulted in increased bad debt expense for us. A prolonged continuation of adverse economic conditions would cause additional financial distress for our customers. Concentrations of credit risk with respect to trade receivables are limited to some extent by our large number of customers and their geographic dispersion. For the years ended December 31, 2014 and 2013, there was no customer that accounted for more than 10% of net sales. We generally do not require collateral from our customers, but do maintain allowances for the estimated uncollectibility of accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing, periodic basis and adjustments are made in the period in which a change in condition occurs.

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
Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2014, 2013 and 2012 is included in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). Annual amortization expense for each of the next three years is expected to be $4.5 million per year and $3.5 million in the fourth year.
Management reviews the valuation and the estimated useful lives of its finite lived intangible assets when events or circumstances indicate that the asset might be impaired, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. Management performed such a review in the fourth quarter of 2014 and no impairment was indicated.
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
We estimate the fair value of our reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins, and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. The revenue projection used in 2012 assumed the beginning of market recovery in 2013, continuing into 2014. The revenue projections used in 2013 assumed market recovery in 2014, continuing into 2015. The revenue projections used in the 2014 evaluation continued these trends with 8.0% sales growth in 2015 and continued momentum in future years.
In 2014, we also assumed a discount rate of 12.0% and a perpetual growth rate of 2.5%. In 2013, we assumed a discount rate of 9.2% and a perpetual growth rate of 3.3%. In 2012, we assumed a discount rate of 12.5% and a perpetual growth rate of 3.6%. These rates reflected the market conditions in the respective periods.
The fair value of the indefinite-lived assets is determined for the annual impairment test using the Relief from Royalty Method, which is a variation of the income approach. In 2014, a discount rate of 12.0%, which was used in the fair value analysis of the reporting units, plus a premium of 1.0% was used. In 2013, a discount rate of 9.2%, which was used in the fair value analysis of the reporting units, plus a premium of 1.0%. In 2012, a discount rate of 12.5% plus a premium of 1.0% was used.

Our first step impairment analysis for 2014, 2013 and 2012 indicated that the fair value of the reporting units approximated or exceeded their carrying values. For our UltraCraft unit, the fair value exceeded the carrying value by $61.1 million or 247.0% in 2014. The amount of goodwill allocated to the UltraCraft unit was $3.6 million. The fair value for our Mid Continent unit exceeded the carrying value by $166.4 million or 161.0% in 2014. For our StarMark unit, the fair value was $115.6 million or 157.0% in excess of the carrying value in 2014. For our Urban Effects unit, the goodwill is insignificant and our Kitchen and Bath Ideas unit does not have any goodwill. In 2013, our UltraCraft unit, the fair value exceeded the carrying value by $20.0 million or 83.3%. The amount of goodwill allocated to the UltraCraft unit was $3.6 million. The fair value for our Mid Continent unit exceeded the carrying value by $130.0 million or 104.8% in 2013. For our StarMark unit, the fair value was $77.0 million or 92.8% in excess of the carrying value in 2013. For our Urban Effects unit, the goodwill is insignificant and our Kitchen and Bath Ideas unit does not have any goodwill. The impairment test resulted in no impairment charges in 2014, 2013 and 2012. The only changes in the value of goodwill were due to foreign currency translation adjustments. Goodwill impairment testing was completed as of December 31, 2014.
In the valuations of the key reporting units, the same valuation methods were used for each—the discounted cash flow (“DCF”) method, the market transaction method, and the guideline public company method.
Monitoring Impairment in 2015. A 1.0 percentage point increase in the discount rate would reduce the indicated fair value of the brand names by approximately $5.7 million and a 0.25 percentage point decrease in the royalty rate would reduce the indicated fair value of the brand names by approximately $7.4 million. Changes of this magnitude may be enough to indicate potential impairment, depending on changes in the other factors that affect the analysis. We may need to perform an impairment test prior to the fourth quarter of 2015, if results for any of these reporting units fall significantly below our estimates during 2015, the perpetual growth rate decreases significantly, the discount rate increases significantly, or other key assumptions used in our fair value calculations in the fourth quarter of 2014 change. We have reconciled the reporting unit values to the publicly traded market capitalization of Norcraft Companies, Inc. and an implied control premium of 8.9% was used.
Product warranties
We provide warranties for our products for a period ranging from five years to a lifetime warranty. Estimated costs to be incurred for such warranties are provided in the period of sale. These reserves are based on historical experience, market conditions and other assumptions and judgment by management and the market capitalization of Norcraft Companies, Inc. which resulted in an implied control premium of 8.9%.
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
Recently issued accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted. The Company is currently evaluating the impact of adoption of this standard on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

Initial Public Offering
During 2013, net of underwriting discounts and fees and expenses, we received approximately $107.3 million of proceeds from our IPO. We used the proceeds from the IPO to acquire common units of Norcraft Companies LLC. Norcraft Companies LLC used such net proceeds, together with the net proceeds from the Term Loan Facility, to redeem all of Norcraft Companies, L.P.’s outstanding 10.5% senior secured second lien notes due in 2015.

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

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Year Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.2%	73.8%	74.5%
Gross profit	26.8%	26.2%	25.5%
Selling, general and administrative expenses	16.9%	18.4%	18.8%
Income from operations	9.9%	7.8%	6.7%
Other expense:
Interest expense, net	2.4%	7.4%	8.9%
Amortization of deferred financing costs	0.1%	0.9%	1.1%
Expense related to tax receivable agreements	10.0%	—%	—%
Other expense, net	—%	3.7%	—%
Income (loss) before income taxes	(2.6)%	(4.2)%	(3.3)%
Income tax expense (benefit)	(3.9)%	0.3%	—%
Net income (loss)	1.3%	(4.5)%	(3.3)%

Year ended December 31, 2014 compared with year ended December 31, 2013
Net sales. Net sales increased by $36.3 million, or 10.7%, from $339.7 million for the year ended December 31, 2013 to $376.0 million for the year ended December 31, 2014. The increase in sales was attributable to increases in sales in all of our divisions, with Mid Continent making up over half of the increase, StarMark making up over 20 percent, UltraCraft making up nearly 15 percent and the Winnipeg, Canada facility showing a modest increase. We believe we continued to increase our sales as a result of differentiated products across various price points, on-time delivery and high level of customer service. We also believe our promotional sales programs, which consist of discounts, rebates and spiffs, contributed to our increased sales during the year. Additionally, the overall increase in sales was also driven by industry growth.
Cost of sales. Cost of sales increased by $24.5 million, or 9.7%, from $250.7 million for the year ended December 31, 2013 to $275.2 million for the year ended December 31, 2014. The increase was primarily attributable to the increased sales volume. Cost of sales as a percentage of net sales decreased from 73.8% for the year ended December 31, 2013 to 73.2% for 2014.

Gross profit. Gross profit increased by $11.8 million, or 13.4%, from $89.0 million for the year ended December 31, 2013 to $100.8 million for the year ended December 31, 2014. The increase in gross profit was due to the increased net sales described above. Gross profit as a percentage of net sales increased from 26.2% for the year ended December 31, 2013 to 26.8% for 2014. The improvement in gross profit as a percentage of net sales was primarily due to leverage of fixed manufacturing costs. To a lesser extent, the Company experienced some improvement in the cost of materials used in its products as a percentage of net sales, but this was largely offset by some labor inefficiencies experienced during the year. Beginning in 2013 and continuing through 2014, the Company was successful in shifting its product mix toward higher margin cabinets at all three domestic divisions. This shift resulted in a higher average selling price which drove most of the increase in net sales. The higher average selling price also drove material costs as a percentage of net sales down. However, because the higher-margin cabinets are generally more complex to manufacture, the plants experienced some labor inefficiencies that offset the improved material cost percentage.
The timing and severity of the impact of the housing recession in 2007 through 2011 differed among our divisions, causing gross margins to diverge. Gross profit as a percentage of net sales increased at all of our divisions during the year ended December 31, 2014 as compared to the year ended December 31, 2013. However, the extent of this improvement varied by division and gross profit as a percentage of net sales for our divisions continued to converge during the year ended December 31, 2014 as compared to the year ended December 31, 2013, a trend we expect to continue as our business continues to recover from the housing recession.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.1 million, or 1.8%, from $62.4 million for the year ended December 31, 2013 to $63.5 million for the year ended December 31, 2014. Selling, general and administrative expenses were greater than the prior year because of increased sales and marketing expenses to generate new customers, market our new products and support our increased sales volume. Approximately half of this increase was offset by a decrease in finance and administration expense, which in the prior year included $1.5 million of professional fees related to the corporate restructuring done in preparation for our IPO. Also, included in selling, general and administrative expense for the year ended December 31, 2014, was $1.9 million in stock compensation expense related to the incentive stock options, compared to $0.3 million for the year ended December 31, 2013. Selling, general and administrative expenses as a percentage of net sales decreased from 18.4% for the year ended December 31, 2013 to 16.9% for 2014. The improvement in selling, general and administrative expenses as a percentage of net sales was primarily due to leverage of fixed costs.
Income from operations. Income from operations increased by $10.7 million, or 40.5%, from $26.6 million for the year ended December 31, 2013 to $37.3 million for the year ended December 31, 2014. The increase in income from operations was primarily the result of the factors described above. Income from operations as a percentage of net sales increased from 7.8% for the year ended December 31, 2013 to 9.9% for 2014.
Total other expense. Total other expense, which includes interest, amortization of deferred financing fees, expense related to TRAs and other expenses, increased $6.4 million, or 15.8%, from $40.9 million for the year ended December 31, 2013 to $47.3 million for the year ended December 31, 2014. Total other expense as a percentage of net sales increased from 12.0% for the year ended December 31, 2013 to 12.5% for 2014. The increase primarily resulted from expense related to the TRAs of $37.7 million. During the year ended December 31, 2014, management concluded that the future payments under the TRAs were probable and the Company recorded the full remaining expense related to the TRAs. This determination was largely based on recent periods of positive taxable income, recent projections indicating continued positive income in future periods and recent economic and market conditions. Offsetting this expense was a decrease in interest expense and amortization of deferred financing fees due to the redemption of the outstanding 10.5% senior secured second lien notes in December 2013 using the proceeds of our IPO and the Term Loan Facility.
Income Tax Expense (Benefit). The Company's effective income tax rate for the year ended December 31, 2014 was a benefit of 166.2%, which was primarily driven by the release of the Company's valuation allowance against its net operating loss carryforwards. Additionally, income tax expense for the year was impacted by changes in our long-term deferred tax liability, TRA liability which is not deductible for tax purposes and other permanent differences. Going forward, the Company expects these factors will continue to impact the effective income tax rate, but will eventually diminish and the Company would expect an effective tax rate of 35% to 38%.
During the year ended December 31, 2014, management concluded that the realization of its deferred tax asset is more likely than not and, as a result, the Company reversed the full valuation allowance on its net operating loss carry forward amounts of $26.2 million. This determination was based on significant positive evidence, including:

•
Cumulative losses. While the Company had been in a significant negative cumulative loss position, the amount of this cumulative loss was not significant at September 30, 2014 and the Company is in a cumulative income position as of December 31, 2014. Management expects a cumulative income positions to be generated in future periods.

•
Projected realization of net operating loss carry forward amounts. Projections of future taxable income based on the Company's recent actual performance and current industry data indicate utilization of all net operating loss carry forward amounts, even after giving effect to changes in significant deductible temporary differences between pre-tax earnings and taxable income.

Net income (loss). Net income (loss) increased by $21.8 million from a $15.2 million loss for the year ended December 31, 2013 compared with net income of $6.6 million for the year ended December 31, 2014, for the reasons described above. Net income (loss) as a percentage of net sales increased from (4.2)% for the year ended December 31, 2013 to 1.3% for 2014.
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
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $8.2 million, or 15.2%, from $54.2 million for the year ended December 31, 2012 to $62.4 million for the year ended December 31, 2013. Selling, general and administrative expenses were greater than the prior year because of increased sales and marketing expenses to generate new customers, market our new products and support our increased sales volume, along with increased finance and administration expense to support the increased sales volume and $1.5 million in professional fees related to the corporate restructuring done in preparation for our IPO. Selling, general and administrative expenses as a percentage of net sales decreased from 18.8% for the year ended December 31, 2012 to 18.4% for 2013.
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

Other expense. Total other expense, which includes interest, amortization of deferred financing fees, expense related to TRAs and other expenses, increased $12.0 million, or 41.3%, from $28.9 million for the year ended December 31, 2012 to $40.9 million for the year ended December 31, 2013. Interest expense decreased $0.5 million and amortization of deferred financing costs decreased $0.1 million mainly due to new debt financing. Additionally, we incurred a loss on extinguishment of long-term debt of $12.5 million. Other expense as a percentage of net sales increased from 10.0% for the year ended December 31, 2012 to 12.0% for 2013.
Net income (loss). Net loss increased by $4.7 million from $9.6 million for the year ended December 31, 2012 compared with $14.3 million for the year ended December 31, 2013, for the reasons described above. Net loss as a percentage of net sales increased from (3.3)% for the year ended December 31, 2012 to (4.2)% for 2013.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows
Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under the ABL Facility.
Cash provided by operating activities was $35.9 million for the year ended December 31, 2014, compared with $17.8 million for 2013, an increase in cash provided of $18.1 million. Of the overall increase in cash provided by operating activities, $9.3 million was due to an increase in net income (loss) before the loss on debt extinguishment of $12.5 million, and a non-cash add back due to the change in liability under the TRAs of $37.7 million. This increase was partially offset by a non-cash add back due to the change in deferred income tax expense of $18.0 million and the changes in operating assets and liabilities used of $10.9 million during the year ended December 31, 2014 compared to 2013.
Cash provided by operating activities was $17.8 million for the year ended December 31, 2013, compared with $6.2 million for 2012, an increase in cash provided of $11.6 million. Of the increase in cash provided by operating activities, $6.9 million was due to a decrease in net loss before the loss on debt extinguishment of $12.5 million. Additionally, changes in operating assets and liabilities used $2.5 million less cash during the year ended December 31, 2013 compared to 2012. More specifically, an increase in trade accounts receivable, in support of the increase in net sales, used $1.2 million of additional cash during the year ended December 31, 2013, compared to the year ended December 31, 2012. An increase in inventories, also in support of the increase in net sales, used $0.9 million of additional cash during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increases in cash used by changes in trade accounts receivable and inventories were offset by cash provided by an increase in accounts payable and accrued expenses of $4.7 million which was primarily to support the increase in inventories and other general activities related to the increase in sales discussed above.
Cash used in investing activities increased to $10.2 million for the year ended December 31, 2014 as compared to $8.1 million in 2013. Capital expenditures were $4.8 million for the year ended December 31, 2014, compared with $3.9 million for 2013, an increase of $0.9 million. Additions to display cabinets were $5.5 million for the year ended December 31, 2014, compared to $4.2 million during 2013, an increase of $1.3 million.
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
Cash used by financing activities was $3.6 million for the year ended December 31, 2014, compared with $6.4 million of cash provided by financing activities in 2013. During the year ended December 31, 2014, $1.8 million of cash was used for distributions to members and $1.5 million was used to make long-term debt payments compared to $107.3 million raised during 2013 from the IPO and $150.0 million from the Term Loan Facility.
Cash provided by financing activities was $6.4 million for the year ended December 31, 2013, compared with nominal net activity in 2012. During the year ended December 31, 2013, we completed our IPO, raising approximately $107.3 million, net of related expenses. Additionally, we entered into the Term Loan Facility, which raised an additional $150.0 million. Total proceeds of these two transactions were used to repay our $240.0 million in senior secured second lien notes and pay related financing costs.

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
Debt structure
ABL Facility. In November 2013, in connection with a new senior secured term loan facility, Norcraft Companies, L.P. entered into a senior secured first-lien asset-based revolving credit facility (the "ABL Facility") pursuant to a credit agreement dated as of November 14, 2013 (the "ABL Credit Agreement") by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as swingline lender, as issuing bank, as administrative agent for the lenders and collateral agent for the secured parties. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and has a maturity date of December 14, 2018. As of December 31, 2014, the borrowing base was approximately $19.1 million.
The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing our equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the Term Loan Facility and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of December 31, 2014, the Company was in compliance with these provisions.
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

As of December 31, 2014, there were no borrowings outstanding under the ABL Facility, however there was approximately $6.9 million outstanding under an undrawn letter of credit and unused commitments of approximately $18.1 million. The total availability under the ABL Facility based on the borrowing rate as of December 31, 2014 was approximately $19.1 million, of which approximately $12.2 million was unutilized.
Term Loan Facility. In November 2013, Norcraft Companies, L.P. entered into a $150.0 million senior secured term loan facility (the "Term Loan Facility") dated as of November 13, 2013 (the "Term Loan Agreement"), by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and the other guarantors party thereto, as guarantors, the lenders party thereto from time to time, RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, Royal Bank of Canada, as syndication agent and as administrative agent for the lenders and collateral agent for the secured parties. The term loans under the Term Loan Agreement were issued at a discount on December 13, 2013, for total net proceeds of $149.3 million. Interest accrues at the LIBOR rate (as defined in the Term Loan Agreement which includes a 1.0% floor) plus a margin of 4.25%, which is payable at the end of each fiscal quarter. As of December 31, 2014, the total interest rate on the Term Loan Facility was 5.25%. Minimum required principal repayments are $1.5 million per year and are payable in quarterly installments at the end of each fiscal quarter. The Term Loan Facility has a maturity of December 13, 2020. Proceeds from this Term Loan Facility were used in combination with the proceeds of our IPO to redeem all of the Company's 10.5% senior secured second lien notes and pay related transaction and financing costs.
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
Norcraft Companies, L.P. can voluntarily prepay outstanding loans under the Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.
Additionally, the terms of the Term Loan Facility limit Norcraft Companies, L.P.'s ability to (a) sell assets, (b) alter the business that Norcraft currently conducts, (c) engage in mergers, acquisitions and other business combinations, (d) declare dividends or redeeming or repurchasing our equity interests, (e) incur additional debt or guarantees, (f) make loans and investments, (g) incur liens, (h) enter into transactions with affiliates, (i) engage in sale and leaseback transactions and (j) prepay certain Incremental Equivalent Debt (as defined in the Term Loan Agreement) and unsecured, junior secured and subordinated debt. The terms also include cross-default provisions. As of December 31, 2014, Norcraft Companies, L.P. was in compliance with these provisions.
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
The Company generally anticipates that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, service the Company's debt, make required member tax distributions and to finance capital expenditures over the next twelve to eighteen months. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future equity or debt financing will be sufficient to enable the Company to service the Company's indebtedness or to fund the Company's other liquidity needs.
Off balance sheet arrangements
As of December 31, 2014, there was approximately $9.0 million in operating leases and approximately $6.9 million outstanding under a letter of credit under our ABL Facility. Other than our operating leases and the letter of credit, there are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, capital expenditures or capital resources that are material to investors.

CONTRACTUAL OBLIGATIONS
The following is a summary of our contractual cash obligations as of December 31, 2014:

Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	$9.0	$2.8	$3.6	$1.9	$0.7
TRAs (1)	37.7	—	—	—	—
Term Loan Facility (principal)	148.5	1.5	3.0	144.0	—
Term Loan Facility (interest) (2)	45.7	7.9	15.5	22.3	—
Total contractual cash obligations	$240.9	$12.2	$22.1	$168.2	$0.7

(1)	The timing of the payments of the TRAs will vary and is currently unknown.

(2)	The future interest payments on the Company's Term Loan Facility were estimated using the outstanding principal balance and interest rate in effect as of December 31, 2014.
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
Tax Receivable Agreements. The Company indirectly acquired favorable tax attributes in connection with the Reorganization. SKM Norcraft Corp. and Trimaran Cabinet Corp. benefited from basis adjustments arising from the 2003 acquisition transaction, and SKM Norcraft Corp. and Trimaran Cabinet Corp. also reported net operating losses. In addition, the Company's acquisition of units of Norcraft Companies LLC in connection with potential future secondary exchanges of units of Norcraft Companies LLC for restricted shares of the Company's common stock or cash are expected to produce additional favorable tax attributes for us. When the Company acquires in the future units of Norcraft Companies LLC from its members, the anticipated basis adjustments may reduce the amount of tax the Company would otherwise be required to pay in the future. These basis adjustments may also decrease gain (or increase loss) on future dispositions of certain assets to the extent the increased tax basis is allocated to those assets. These tax attributes collectively would not be available to the Company in the absence of the Reorganization and the future secondary exchanges. As part of the Reorganization , the Company entered into three TRAs.

•
Under the first of these TRAs, we generally are required to pay to the holders of common stock of SKM Norcraft Corp. as of immediately prior to the Reorganization 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to SKM Norcraft Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of SKM Norcraft Corp. relating to taxable years ending on or before the date of the Reorganization (calculated by assuming the taxable year of SKM Norcraft Corp. closes on the date of the Reorganization) that are or become available to us and our wholly-owned subsidiaries as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the TRA.

•
Under the second of these TRAs, we generally are required to pay to the holders of common stock of Trimaran Cabinet Corp. as of immediately prior to the Reorganization 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to Trimaran Cabinet Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of Trimaran Cabinet Corp. relating to taxable years ending on or before the date of the Reorganization that are or become available to us and our wholly-owned subsidiaries as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the TRA.

•
Under the third of these TRAs, we generally are required to pay to the holders of units of Norcraft Companies LLC (other than units that we or our wholly-owned subsidiaries hold) 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes that are created as a result of the exchanges of their units for restricted shares of our common stock or cash, including any basis adjustment relating to the assets of Norcraft Companies LLC and (ii) tax benefits attributable to payments made under the TRA.

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
Under all of these TRAs, we generally will retain the benefit of the remaining 15% of the applicable tax savings.
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
During the year ended December 31, 2014, management concluded that the future payments under the TRAs were probable and the Company recorded the full expense related to the TRAs of $37.7 million on its statement of financial condition and statement of comprehensive income (loss). This determination was largely based on recent periods of positive taxable income, recent projections indicating continued positive income in future periods and recent economic and market conditions. Of the full TRA liability of $37.7 million as of December 31, 2014, $5.1 million is included in current accrued liabilities and $32.6 million is included in long-term liabilities.

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
Variable Interest Rates
Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2014, we had no borrowings on our variable rate ABL Facility; however future earnings could be affected by changes in interest rates.
Foreign Currency
We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 7% of our sales during the fiscal year ended December 31, 2014 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollar.

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
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework from 2013. Based on this assessment, the Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be in our definitive Proxy Statement to be delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"). Such information is incorporated herein by reference.

Item 11. Executive Compensation
Information required by this item will be in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item will be in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information required by this item will be in the 2015 Proxy Statement and is incorporated herein by reference.

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

NORCRAFT COMPANIES, INC.
(Registrant)

/s/ Mark Buller		/s/ Leigh Ginter
Mark Buller		Leigh Ginter
Chief Executive Officer		Chief Financial Officer

Date:	March 31, 2015	Date:	March 31, 2015
Signing on behalf of the Registrant and as Principal Executive Officer		Signing on behalf of the Registrant and as Principal Financial and Principal Accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities as of this 31st day of March 2015.

/s/ Mark Buller	Chairman and Chief Executive Officer
Mark Buller

/s/ Michael Maselli	Director
Michael Maselli

/s/ Christopher Reilly	Director
Christopher Reilly

/s/ Ira Zecher	Director
Ira Zecher

/s/ Harvey Wagner	Director
Harvey Wagner

/s/ Edward Kennedy	Director
Edward Kennedy

Norcraft Companies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Norcraft Companies, Inc.
We have audited the accompanying consolidated balance sheets of Norcraft Companies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norcraft Companies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/Grant Thornton LLP
Minneapolis, MN
March 31, 2015

Norcraft Companies, Inc.
Consolidated Balance Sheets
(dollar amounts in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$61,085	$39,106
Trade accounts receivable, net	24,177	21,449
Inventories	23,230	22,591
Deferred tax asset	8,962	—
Prepaid and other current assets	2,306	2,590
Total current assets	119,760	85,736
Non-current assets:
Property, plant and equipment, net	25,699	25,208
Goodwill	88,445	88,466
Intangible assets, net	55,263	60,108
Display cabinets, net	6,908	5,864
Other assets	154	84
Total non-current assets	176,469	179,730
Total assets	$296,229	$265,466
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,500	$1,500
Accounts payable	7,170	8,523
Accrued expenses	24,067	21,203
Total current liabilities	32,737	31,226
Non-current liabilities:
Long-term debt	147,000	148,500
Unamortized discount on long-term debt	(638)	(746)
Amounts payable under tax receivable agreements	32,611	—
Deferred tax liabilities and other liabilities	28,485	36,560
Total non-current liabilities	207,458	184,314
Total liabilities	240,195	215,540
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 17,311,573 issued and outstanding at December 31, 2014 and 2013	173	173
Additional paid-in capital	53,899	51,795
Accumulated deficit	(10,480)	(13,703)
Accumulated other comprehensive income	115	845
Total Norcraft Companies, Inc. stockholders' equity	43,707	39,110
Noncontrolling interests	12,327	10,816
Total stockholders' equity	56,034	49,926
Total liabilities and stockholders' equity	$296,229	$265,466
See notes to consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(dollar amounts in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$376,012	$339,695	$288,782
Cost of sales	275,186	250,744	215,274
Gross profit	100,826	88,951	73,508
Selling, general and administrative expenses	63,494	62,389	54,144
Income from operations	37,332	26,562	19,364
Other expense:
Interest expense, net	8,938	25,263	25,819
Amortization of deferred financing costs	611	2,999	3,120
Expense related to tax receivable agreements	37,678	—	—
Other expense, net	107	12,594	(16)
Total other expense	47,334	40,856	28,923
Loss before income taxes	(10,002)	(14,294)	(9,559)
Income tax expense (benefit)	(16,629)	879	—
Net income (loss)	6,627	(15,173)	(9,559)
Less: net income (loss) attributable to noncontrolling interests	3,404	(1,798)	—
Net income (loss) attributable to Norcraft Companies, Inc.	3,223	(13,375)	(9,559)

Other comprehensive income (loss):
Foreign currency translation adjustment	(832)	(684)	219
Less: other comprehensive loss attributable to noncontrolling interest	(102)	(44)	—
Other comprehensive income (loss) attributable to Norcraft Companies, Inc.	(730)	(640)	219

Comprehensive income (loss):	5,795	(15,857)	(9,340)
Less: comprehensive income (loss) attributable to noncontrolling interests	3,302	(1,842)	—
Comprehensive income (loss) attributable to Norcraft Companies, Inc.	$2,493	$(14,015)	$(9,340)

		November 13, 2013
	For the Year Ended	through
	December 31, 2014	December 31, 2013
Net income (loss) attributable to controlling and noncontrolling interests	$6,627	$(15,501)
Less: net income (loss) attributable to noncontrolling interests	3,404	(1,798)
Net income (loss) attributable to Norcraft Companies, Inc.	$3,223	$(13,703)

Net income (loss) per share attributable to Norcraft Companies, Inc.
Basic and diluted	$0.19	$(0.80)
Weighted average common shares outstanding
Basic and diluted	17,311,573	17,194,076

See notes to consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(dollar amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income	Members' Deficit	Non controlling interests	Total
Members' equity (deficit) at January 1, 2012	—	$—	$—	$—	$1,409	$(6,663)	$—	$(5,254)
Issuance of members' interests	—	—	—	—	—	50	—	50
Stock compensation expense	—	—	—	—	—	187	—	187
Accretion of members' interests subject to put request	—	—	—	—	—	1,383	—	1,383
Distributions to members	—	—	—	—	—	(10)	—	(10)
Comprehensive income (loss)	—	—	—	—	219	(9,559)	—	(9,340)
Members' equity (deficit) at December 31, 2012	—	—	—	—	1,628	(14,612)	—	(12,984)
Issuance of members' interests	—	—	—	—	—	3	—	3
Stock compensation expense	—	—	—	—	—	17	—	17
Repurchase of members' interests	—	—	—	—	—	(31)	—	(31)
Accretion of members' interests subject to put request	—	—	—	—	—	(7,599)	—	(7,599)
Comprehensive income (loss)	—	—	—	—	(309)	328	—	19
Elimination of members' interests subject to put request	—	—	—	—	—	14,525	—	14,525
Consolidation of Norcraft Holdings Corp. I and II	—	—	—	—	—	(35,621)	—	(35,621)
Attribution of historical equity	—	—	(42,990)	—	—	42,990	—	—
Members' equity (deficit) at November 13, 2013	—	—	(42,990)	—	1,319	—	—	(41,671)
Issuance of common stock, net of IPO costs	17,311,573	173	106,934	—	—	—	—	107,107
Attribution of noncontrolling interests	—	—	(12,496)	—	(162)	—	12,658	—
Stock compensation expense	—	—	347	—	—	—	—	347
Comprehensive income (loss)	—	—	—	(13,703)	(312)	—	(1,842)	(15,857)
Stockholders' equity (deficit) at December 31, 2013	17,311,573	173	51,795	(13,703)	845	—	10,816	49,926
Stock compensation expense	—	—	2,104	—	—	—	—	2,104
Repurchase of noncontrolling interests	—	—	—	—	—	—	(22)	(22)
Overpaid tax distributions to noncontrolling interests	—	—	—	—	—	—	28	28
Distributions to members	—	—	—	—	—	—	(1,797)	(1,797)
Comprehensive income (loss)	—	—	—	3,223	(730)	—	3,302	5,795
Stockholders' equity at December 31, 2014	17,311,573	$173	$53,899	$(10,480)	$115	$—	$12,327	$56,034

See notes to consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$6,627	$(15,173)	$(9,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,925	4,338	4,723
Amortization:
Customer relationships	4,467	4,466	4,467
Deferred financing costs	611	2,999	3,120
Display cabinets	4,399	4,330	4,113
Discount amortization/accreted interest	108	(34)	(39)
Provision for uncollectible accounts receivable	192	65	168
Provision for obsolete and excess inventory	223	555	377
Provision for warranty claims	5,468	4,441	3,071
Stock compensation expense	2,104	364	187
Deferred income tax expense	(17,125)	879	—
Change in liability under tax receivable agreements	37,678	—	—
Loss on debt extinguishment	—	12,499	—
(Gain) loss on disposal of assets	(44)	(7)	(2)
Change in operating assets and liabilities:
Trade accounts receivable	(3,142)	(1,421)	(257)
Inventories	(1,019)	(3,504)	(2,597)
Prepaid expenses	275	(376)	(385)
Other assets	(71)	182	301
Accounts payable and accrued expenses	(8,794)	3,244	(1,482)
Net cash provided by operating activities	35,882	17,847	6,206
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	48	8	13
Purchase of property, plant and equipment	(4,830)	(3,963)	(3,135)
Additions to display cabinets	(5,450)	(4,175)	(4,290)
Net cash used in investing activities	(10,232)	(8,130)	(7,412)
Cash flows from financing activities:
Borrowings on long-term debt	—	149,250	—
Repayment of long-term debt	(1,500)	(240,000)	—
Payment of financing costs	(233)	(3,800)	(3)
Payment of premium paid on early redemption	—	(6,300)	—
Proceeds from initial public offering, net of related expenses	—	107,324	—
Proceeds from issuance of member interests	—	3	50
Repurchase of member interests	(22)	(31)	—
Distributions to members	(1,797)	—	(10)
Net cash provided by (used in) financing activities	(3,552)	6,446	37
Effect of exchange rates on cash and cash equivalents	(119)	(76)	3
Net increase (decrease) in cash and cash equivalents	21,979	16,087	(1,166)
Cash and cash equivalents, beginning of the period	39,106	23,019	24,185
Cash and cash equivalents, end of period	$61,085	$39,106	$23,019
Supplemental disclosure of cash paid:
Interest	$8,595	$25,526	$25,433
Income taxes	$468	$—	$—
Supplemental disclosure of non-cash transactions:
Change in equity subject to put request	$—	$(6,926)	$(1,383)
Recognition of opening deferred tax liability	$—	$35,621	$—
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
During 2013 as part of the Reorganization in anticipation of the IPO, the following transactions occurred. Norcraft Holdings Corp. I (formerly SKM Norcraft Corp.) and Norcraft Holdings Corp. II (formerly Trimaran Cabinet Corp.) became wholly-owned subsidiaries of Norcraft Companies, Inc. Norcraft Companies LLC became (i) 58.5% owned by Norcraft Holdings Corp. I, (ii) 29.2% owned by Norcraft Holdings Corp. II, (iii) 5.6% owned by the former owners of Buller Norcraft Holdings LLC, as of immediately prior to the contribution of all of the equity interests in Buller Norcraft Holdings LLC to Norcraft Companies LLC, (iv) 2.7% owned by the former owner of MEB Norcraft LLC, as of immediately prior to the contribution of all of the equity interests in MEB Norcraft LLC to Norcraft Companies LLC and (v) 4.0% owned by other current and former members of the Company's management and board of directors. Additionally, Norcraft Companies, Inc. holds a very small percentage directly in Norcraft Companies LLC. Norcraft Holdings, L.P. is wholly-owned by Norcraft Companies LLC and Norcraft GP, L.L.C. Norcraft Intermediate Holdings, L.P. remained a wholly-owned subsidiary of Norcraft Holdings, L.P., and Norcraft Companies, L.P. remained a wholly-owned subsidiary of Norcraft Intermediate Holdings, L.P. These transactions are referred to as the “Reorganization."
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
Trade Accounts Receivable and Concentrations of Credit Risk
The Company’s customers operate in the repair and remodeling and new home construction markets; accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with respect to accounts receivables are limited to some extent by its large number of customers and their geographic dispersion. The Company generally does not require collateral from its customers, but does maintain allowances for estimated uncollectible accounts receivable based on historical experience and specifically identified at-risk accounts. The allowance for uncollectible accounts was $0.5 million and $0.6 million for the years ended December, 2014 and 2013, respectively. The adequacy of the allowance is evaluated on an ongoing and periodic basis and adjustments are made in the period in which a change in condition occurs. An account receivable is considered past due after the contractual due date is not met. Charge-off occurs when the account is deemed uncollectable.
For the years ended December 31, 2014, 2013 and 2012, there was no customer that accounted for more than 10% of net sales.
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

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

Intangible Assets
Intangible assets consist of the following:

	December 31, 2014
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,445			$88,445

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(50,002)	16,998
Deferred financing costs		3,816	(651)	3,165
	$35,100	$70,816	$(50,653)	$55,263

	December 31, 2013
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,466			$88,466

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(45,535)	21,465
Deferred financing costs		3,583	(40)	3,543
	$35,100	$70,583	$(45,575)	$60,108

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

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

The Company estimates the fair value of its reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins, and growth rates are based on management’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. The revenue projections used in 2013 assumed market recovery in 2014, continuing into 2015. The revenue projections used in the 2014 evaluation continued these trends with 8.0% blended sales growth in 2015 and continued momentum in future years.
In 2014, the Company also assumed a discount rate of 12.0% and a perpetual growth rate of 2.5%. In 2013, the Company assumed a discount rate of 9.2% and a perpetual growth rate of 3.3%.
The fair value of the indefinite-lived assets is determined for the annual impairment test using the Relief from Royalty Method, which is a variation of the income approach. In 2014, a discount rate of 12.0% was used in the fair value analysis of the reporting units, plus a premium of 1.0%. In 2013, a discount rate of 9.2% was used plus a premium of 1.0%.
The Company’s first step impairment analysis for 2014, and 2013 indicated that the fair value of the reporting units exceeded their carrying values. The impairment test resulted in no impairment charges in 2014 and 2013. The only changes in the value of goodwill were due to translation adjustments.

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
Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2014, 2013 and 2012 is included in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). Annual amortization expense for each of the next three years is expected to be $4.5 million per year and $3.5 million in the fourth year.
Management reviews the valuation and the estimated useful lives of its finite lived intangible assets when events or circumstances indicate that the asset might be impaired, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life.
Deferred Financing Costs:
Debt issuance costs are deferred and amortized to deferred financing costs using the interest method over the terms of the related debt. Amortization of such costs for the fiscal years 2014, 2013 and 2012 totaled approximately $0.6 million, $3.0 million and $3.1 million, respectively.
Future estimated aggregate deferred financing costs amortization expense at December 31, 2014 is as follows:

Year Ending December 31,
2015	$607
2016	607
2017	607
2018	580
2019	390
Thereafter	374

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

Foreign Currency Translation/Transactions
The financial statements of the Company’s Canadian subsidiary are recorded in Canadian dollars, its functional currency, and translated into U.S. dollars for consolidation. All assets and liabilities are translated using period-end exchange rates and statements of comprehensive income (loss) items are translated using average exchange rates for the period. The resulting adjustments are recorded as comprehensive income (loss) in the statement of stockholders' equity. Also recorded as adjustments in stockholders' equity are transaction gains and losses on long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future. Other foreign currency transaction gains and losses are included in determining net income (loss), but have not been material in any of the periods presented.
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
Shipping and Handling Costs
The Company classifies freight billings to customers as a component of net sales and the related cost is included as a component of cost of sales in the statement of comprehensive income (loss).
Advertising
The Company expenses all advertising costs as incurred. Advertising expense was $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012.
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
Marketing Programs
Under these arrangements the Company agrees to reimburse certain of its customers for a portion of the costs incurred by the customer to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity takes place. The actual costs of these programs are included in selling, general and administrative expenses in the statements of comprehensive income (loss).
Product Warranties
The Company provides warranties for its products for a period ranging from five years up to a lifetime warranty. Estimated costs to be incurred for such warranties are provided for in the period of sale. These reserves are based on historical experience, market conditions and other assumptions and judgment by management. Warranties are a component of cost of sales in the statements of comprehensive income (loss). (See Note 5, “Supplemental Financial Statement Information”)
Income Taxes
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

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

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
Earnings (Loss) per Share
Basic earnings (loss) per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee share-based awards. The following table sets forth the computation of basic and diluted net earnings (loss) per share for the the year ended December 31, 2014 and the period from November 13, 2013 through December 31, 2013 (in thousands, except share and per share data):

		November 13, 2013
	For the Year Ended	through
	December 31, 2014	December 31, 2013
Numerator
Numerator for basic earnings per share - Net income (loss) attributable to Norcraft Companies, Inc.	$3,223	$(13,703)
Net income (loss) attributable to noncontrolling interests	3,404	(1,798)
Numerator for diluted earnings (loss) per share	$6,627	$(15,501)
Denominator
Denominator for basic earnings (loss) per share weighted average number of common shares outstanding	17,311,573	17,194,076
Effect of convertible Norcraft Companies LLC units	2,427,247	2,427,414
Denominator for diluted earnings (loss) per share	19,738,820	19,621,490

Basic and diluted net earnings (loss) per share	$0.19	$(0.80)

The Company consummated its IPO on November 13, 2013. Since that date, the Company has consolidated its results into Norcraft Companies, Inc. As a result, only the net income (loss) attributable to the Company’s controlling interest from the period subsequent to the IPO is considered in the net income (loss) per share calculation.
The computation of weighted average basic and diluted shares of common stock outstanding considers the outstanding shares from the date of the IPO, November 13, 2013. As of December 31, 2014 and 2013, there were 2,426,167 and 2,427,414 shares, respectively, of Norcraft Companies LLC outstanding that, subject to certain restrictions, can be exchanged for Company shares. Additionally, there were 1,142,383 and 1,132,860 options outstanding as of December 31, 2014 and 2013, respectively. Such options were not included in the calculation of diluted earnings (loss) per common share because the effect would have been anti-dilutive.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

3.	Reorganization and IPO

As part of the Reorganization and IPO during 2013 the following steps were taken:

•	Norcraft Companies LLC was organized as a Delaware limited liability company;
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

For more information regarding the Reorganization and IPO see Note 1, "Basis of Presentation".
On November 13, 2013, the Company completed its IPO by issuing 6,397,073 shares (as well as the exercise of the underwriters’ option to purchase an additional 959,561 shares of common stock, which closed on November 19, 2013) for cash consideration of $16.00 per share to a syndicate of underwriters led by Citigroup Global Markets Inc. and UBS Securities LLC as joint book-running managers for the IPO.

4.	Noncontrolling Interests
Exchange of LLC Units for Common Stock. Beginning one year after the date of the Company's IPO, at the option of the holders, the common units of Norcraft Companies LLC (“LLC Units”), are exchangeable for cash, or, for the Company’s common shares on a one-for-one basis, at the option of the Company. The LLC Units are exchangeable for an amount of cash per LLC Unit equal to the average of the daily per share volume-weighted average price of the Company's common stock for the 15 consecutive trading days immediately preceding the date of the exchange. As of December 31, 2014, the aggregate redemption value of the then-outstanding LLC Units owned by Norcraft Companies LLC members was approximately $46.8 million.
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

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

Net income (loss) attributable to noncontrolling interests is computed as follows:

	Year ended December 31, 2014	November 13, 2013 through December 31, 2013
Income (loss) before income taxes subsequent to the IPO	$(10,002)	$(14,622)
Add: expense related to tax receivable agreements (1)	37,678	—
	27,676	(14,622)
Noncontrolling interests ownership percentage	12.3%	12.3%
Net income (loss) attributable to noncontrolling interests subsequent to the IPO	$3,404	$(1,798)
(1) The expense related to tax receivable agreements is related to Norcraft Companies, Inc. and does not affect the LLC Unitholders.

5.	Supplemental Financial Statement Information
Trade Accounts Receivable
Trade accounts receivable consists of the following as of December 31:

	2014	2013
Trade accounts receivable	$24,706	$22,044
Less: allowance for uncollectible accounts	(529)	(595)
Trade accounts receivable, net	$24,177	$21,449

Inventories
Inventories consist of the following as of December 31:

	2014	2013
Raw materials and supplies	$14,816	$14,340
Work in process	3,386	2,923
Finished goods	5,028	5,328
Inventories	$23,230	$22,591

Supplier Concentration
The Company purchased approximately 23.6%, 21.5% and 15.2% of its raw materials during 2014, 2013 and 2012, respectively, from its largest supplier. While the loss of this vendor could negatively impact the operations of the Company in the near term, products purchased from this vendor are available through other sources.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

Property, Plant and Equipment
Property, plant and equipment consist of the following as of December 31:

	2014	2013
Land	$2,914	$2,945
Buildings and improvements	26,812	26,489
Factory equipment	36,238	35,073
Vehicles	348	324
Office and data processing equipment	6,082	6,255
Construction in progress	2,693	1,029
Property, plant and equipment, gross	75,087	72,115
Less: accumulated depreciation	(49,388)	(46,907)
Property, plant and equipment, net	$25,699	$25,208

Accrued Expenses
Accrued expenses consist of the following as of December 31:

	2014	2013
Salaries, wages and employee benefits	$9,516	$12,115
Liability under tax receivable agreements	5,067	—
Commissions, rebates and marketing programs	3,776	3,481
Workers' compensation	1,568	1,400
Interest	—	445
Other, including product warranty accruals	4,140	3,762
Accrued expenses	$24,067	$21,203

Product Warranties
Product warranty accrual activity is as follows for the years ended December 31:

	2014	2013	2012
Beginning balance	$1,018	$733	$732
Accruals for warranties	5,468	4,441	3,071
Claims paid	(5,292)	(4,156)	(3,070)
Ending balance	$1,194	$1,018	$733

6.	Income Taxes
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
The domestic and foreign components of pretax losses are as follows:

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

	Year Ended December 31,
	2014	2013
Domestic	(9,791)	(13,894)
Foreign	(211)	(400)
Total loss before income taxes	(10,002)	(14,294)

Components of income tax expense (benefit) consist of the following:

	Year Ended December 31,
Current	2014	2013
Federal	$332	$—
State and local	164	—
Total current tax expense	$496	$—

	Year Ended December 31,
Deferred	2014	2013
Federal	$(16,469)	$815
State and local	(656)	64
Total deferred tax expense	$(17,125)	$879

Provision for income tax expense (benefit)	$(16,629)	$879

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations were as follows:

	2014	2014	2013	2013
Federal tax	$(3,402)	34.0%	$(4,971)	34.0%
State tax	743	(7.4)%	(398)	2.7%
Change in valuation allowance	(26,601)	265.8%	5,525	(37.8)%
Permanent items	12,493	(124.8)%	30	(0.2)%
State tax rate differential	670	(6.7)%	—	—%
Adjustments to deferred tax balances	712	(7.1)%	—	—%
Other	(21)	0.2%	—	—%
Non-controlling interest	(1,223)	12.2%	693	(4.7)%
Total	$(16,629)	166.2%	$879	(6.0)%

The effective tax rate includes a benefit attributable to the fact that the Company’s operations include a flow-through entity which is generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses and TRA expenses that are not deductible for tax purposes.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

Deferred Tax Assets & Liabilities

	2014	2013
Deferred tax assets
Net operating losses	$20,146	$26,601
Tax credits	437	—
Charitable contributions	132	—
Imputed interest	528	—
Other	24	—
Less: valuation allowance	—	(26,601)
	$21,267	$—
Deferred tax liabilities
Outside basis difference	$(40,642)	$(36,500)
	$(40,642)	$(36,500)

Total deferred tax assets and liabilities, net	$(19,375)	$(36,500)

Temporary differences in the book and tax basis of the Company's owners' investments in the Company resulted in a deferred tax liability of $40.6 million and $36.5 million as of December 31, 2014 and 2013, respectively.
The Company's effective income tax rate for the year ended December 31, 2014 is a benefit of 166.2%. During the three months ended September 30, 2014, management concluded that the realizability of its deferred tax asset is more likely than not and the Company reversed the full valuation allowance on its net operating loss carryforward amounts of $26.6 million. This determination was based on significant positive evidence, including:

•
Cumulative losses. While the Company has been in a significant negative cumulative loss position, the amount of this cumulative loss was not significant at September 30, 2014 and the Company is in a cumulative income position as of December 31, 2014.

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
At December 31, 2014 the Company had federal net operating loss carryforwards of $52.3 million, which will begin to expire in 2028 through 2033. The Company has AMT tax credit carryforwards of $0.3 million which do not expire. The Company has $3.6 million of state net operating loss carryforwards which will begin to expire in 2016 through 2033.
At December 31, 2014 and 2013, the Company had unrecognized tax benefits of $0.10 million and 0.02 million, respectively. Included in this balance is $0.09 million and $0.02 million, respectively, of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of December 31, 2014 and 2013, $0.05 million and $0.04 million, respectively, of interest and penalties were included in the liability for uncertain tax positions, and $0.01 million and $0.04 million was included in interest expense. The Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on the Company's financial position. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense in the consolidated statement of operations.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2014	2013
Unrecognized tax benefits at January 1	$15	$—
Increases in tax positions for the current year	87	15
Reductions in tax positions for lapse of statute of limitations	(7)	—
Unrecognized tax benefits at December 31	$95	$15
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company remains subject to examination by U.S. federal and state tax authorities for the years 2011 through 2014. There are no pending examinations in any jurisdiction.
Tax Receivable Agreements
The Company entered into three tax receivable agreements ("TRAs") with the former holders of SKM Norcraft Corp, the former holders of Trimaran Cabinet Corp. and the holders of common units of Norcraft Companies LLC:

•
Under the first of these TRAs, the Company generally is required to pay to the holders of common stock of SKM Norcraft Corp. 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to SKM Norcraft Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of SKM Norcraft Corp. relating to taxable years ending on or before the date of the Reorganization (calculated by assuming the taxable year of SKM Norcraft Corp. closes on the date of the Reorganization) that are or become available to the Company as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the TRA.

•
Under the second of these TRAs, the Company generally is required to pay to the holders of common stock of Trimaran Cabinet Corp. 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to Trimaran Cabinet Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of Trimaran Cabinet Corp. relating to taxable years ending on or before the date of the Reorganization that are or become available to the Company as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the TRA.

•
Under the third of these TRAs, the Company generally is required to pay to the holders of units of Norcraft Companies LLC (other than units that the Company holds) 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes that are created as a result of the exchanges of their units for restricted shares of the Company's common stock or cash, including any basis adjustment relating to the assets of Norcraft Companies LLC and (ii) tax benefits attributable to payments made under the TRA.

The payment obligations under the TRAs are obligations of Norcraft Companies, Inc., not Norcraft Companies LLC, and the Company expects that the required payments to be made under the TRAs will be substantial. Potential future reductions in tax payments for the Company and TRA payments by the Company will be calculated using the per share volume-weighted average price of the Company's common stock at the time of exchange (or the 15 trading days immediately prior to the effective date of any exchange, where the Company elects to pay cash consideration for LLC units) and the prevailing tax rates applicable to the Company over the life of the TRAs and will generally be dependent on the Company generating sufficient future taxable income to realize the benefit. Any actual increase in tax basis, as well as the amount and timing of any payments under the TRAs, will vary depending upon a number of factors, including the timing of exchanges by the holders of limited liability company units, the price of the Company's common stock at the time of the exchange (or the 15 trading days immediately prior to the effective date of any exchange, where the Company elects to pay cash consideration for LLC units), whether such exchanges are taxable, the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable as well as the portion of the Company's payments under the TRAs constituting imputed interest.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

Under each of the TRAs, the Company generally will retain the benefit of the remaining 15% of the applicable tax savings. Payment under each of the TRAs are not conditioned on the pre-IPO owners of Norcraft Holdings, L.P's continued ownership of the Company.
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
During the year ended December 31, 2014, management concluded that the future payments under the TRAs were probable and the Company recorded the full expense related to the TRAs of $37.7 million on its statement of financial condition and statement of comprehensive income (loss). This determination was largely based on recent periods of positive taxable income, recent projections indicating continued positive income in future periods and recent economic and market conditions. Of the full TRA liability of $37.7 million as of December 31, 2014, $5.1 million is included in current accrued liabilities and $32.6 million is included in long-term liabilities.

7.	Long-Term Debt
Long-term debt consists of the following as of December 31:

	2014	2013
Term loan facility (due in 2020 with quarterly interest payments at LIBOR plus a margin of 4.25%)	$148,500	$150,000
Less: current portion	1,500	1,500
Long-term debt	$147,000	$148,500

ABL Facility
In November 2013, in connection with a new senior secured term loan facility, Norcraft Companies, L.P. entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of November 14, 2013 (the “ABL Credit Agreement”) by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as swingline lender, as issuing bank, as administrative agent for the lenders and collateral agent for the secured parties. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and has a maturity date of December 14, 2018. As of December 31, 2014, the borrowing base was approximately $19.1 million.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing the Company's equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the Term Loan Facility and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of December 31, 2014, the Company was in compliance with these provisions.
Indebtedness under the ABL Facility is guaranteed, on a joint and several basis, by Norcraft Intermediate Holdings, L.P., Norcraft Finance Corp., Norcraft Canada Corporation and all of Norcraft’s current and future subsidiaries, subject to exceptions for, among other things, any direct of indirect foreign subsidiary.Indebtedness under the ABL Facility is secured, subject to certain exceptions, by the following property and assets of Norcraft Companies, L.P. and such guarantors:

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

As of December 31, 2014, there were no borrowings outstanding under the ABL Facility, however there was approximately $6.9 million outstanding under an undrawn letter of credit and unused commitments of approximately $18.1 million. The total availability under the ABL Facility based on the borrowing rate as of December 31, 2014 was approximately $19.1 million, of which approximately $12.2 million was unutilized.
Term Loan Facility
In November 2013, Norcraft Companies, L.P. entered into a $150.0 million senior secured term loan facility (the "Term Loan Facility") dated as of November 13, 2013 (the "Term Loan Agreement") by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and the other guarantors party thereto, as guarantors, the lenders party thereto from time to time, RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, Royal Bank of Canada, as syndication agent and as administrative agent for the lenders and collateral agent for the secured parties. The term loans under the Term Loan Agreement were issued at a discount on December 13, 2013, for total net proceeds of $149.3 million. Interest accrues at the LIBOR rate (as defined in the Term Loan Agreement which includes a 1.00% floor) plus a margin of 4.25%, which is payable at the end of each fiscal quarter. As of December 31, 2014, the total interest rate on the Term Loan Facility was 5.25%. Minimum required principal repayments are $1.5 million per year and are payable in quarterly installments at the end of each fiscal quarter. The Term Loan Facility has a maturity of December 13, 2020. Proceeds from this Term Loan Facility were used in combination with the proceeds of the Company's IPO to redeem all of the Company's 10.5% senior secured second lien notes (the "senior secured second lien notes") and pay related transaction and financing costs.
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

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

•100% of the net cash proceeds of any incurrence or issuance of certain debt, other than debt permitted under the Term Loan Facility.
Norcraft Companies, L.P. can voluntarily prepay outstanding loans under the Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.
Additionally, the terms of the Term Loan Facility limit Norcraft Companies, L.P.'s ability to (a) sell assets, (b) alter the business that Norcraft currently conducts, (c) engage in mergers, acquisitions and other business combinations, (d) declare dividends or redeeming or repurchasing the Company's equity interests, (e) incur additional debt or guarantees, (f) make loans and investments, (g) incur liens, (h) enter into transactions with affiliates, (i) engage in sale and leaseback transactions and (j) prepay certain Incremental Equivalent Debt (as defined in the Term Loan Agreement) and unsecured, junior secured and subordinated debt. The terms also include cross-default provisions. As of December 31, 2014, Norcraft Companies, L.P. was in compliance with these provisions.
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

8.	Fair Value Measurements
Accounting Standards Codification Topic 820 (“ASC 820”) , Fair Value Measurement and Disclosures defines and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels, as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during fiscal years 2014 and 2013. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at December 31, 2014 or 2013.
Fair Value Measurements on a Nonrecurring Basis

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

The Company had no assets or liabilities recorded at fair value on a nonrecurring basis at December 31, 2014 or 2013.
The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities. The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt.
Cash and Cash Equivalents. The carrying amount approximates fair value because of the short maturity.
Accounts Receivable and Accounts Payable. The carrying amount approximates fair value because of the short maturity.
Long-Term Debt Facilities. The fair value of our term loan facility is based on significant other observable inputs (Level 2).
The estimated fair values of the Company's financial instruments as of December 31, 2014 and 2013 are as follows:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan facility (Level 2)	$148,500	$147,758	$150,000	$148,688

The quoted fair market value of the financial instruments presented may not be indicative of their future values.

9.	Stockholders' Equity
Management Incentive Plan
The Company has a management incentive plan, (the “Plan”) which provides for the grants of incentive stock options in Norcraft Companies, Inc. to selected employees of the Company. This plan authorizes 2,029,413 total options.
Stock options vest with time-based vesting over a four year period for employees and a period commensurate with their initial term for Norcraft's directors. Upon vesting, each stock option entitles the option holder the option to purchase one share of Norcraft Companies, Inc. Stock options under this plan were issued in 2013 concurrent with the IPO, with the exception of those issued in connection with appointments to Norcraft's board of directors during 2014, and none of these options were vested as of December 31, 2014. All stock options were issued with an exercise price equal to the then fair value of Norcraft Companies, Inc.'s common shares. No awards may be made after 10 years from the date of the Plan's adoption, but previously granted awards may continue beyond that date in accordance with their terms.
The fair value of the stock options granted is based on the Black-Scholes option-pricing model. In accordance with stock compensation guidance, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company granted 9,523 incentive stock options during the year ended December 31, 2014 compared to 1,132,860 incentive stock options granted during the year ended December 31, 2013, the initial year of the plan.
Compensation expense related to incentive stock options was $2.1 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

The following table sets forth information about the fair value of the stock option grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	2014	2013
Weighted-average fair value of stock options granted	$8.83	$8.35
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.68%	1.68%
Volatility	53.4%	53.4%
Expected lives	6.25	6.25
Weighted-average period over which the total compensation cost of non-vested options is expected to be recognized (months)	33.9	45.9

A summary of stock option activity under the Plan is as follows:

	2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning balance	1,132,860	$16.00	—	$—
Granted	9,523	$17.50	1,132,860	$16.00
Ending balance	1,142,383	$16.01	1,132,860	$16.00
Exercisable	—	$—	—	$—

The intrinsic value of the issued stock options at December 31, 2014 and 2013 was $3.8 million and $4.0 million, respectively. As of December 31, 2014 and 2013, none of the options were exercisable.
The total compensation cost of non-vested awards not yet recognized is approximately $5.9 million and $9.1 million for the years ended 2014 and 2013, respectively. This cost will be expensed through October 2017.
Predecessor Company
During 2013 and 2012, Norcraft Companies, Inc.’s predecessor, Norcraft Holdings, L.P., issued unregistered securities to its directors, officers and employees as set forth below.
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

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

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
Compensation expense related to Class D units was $0.0 million for the year ended December 31, 2013, and $0.2 million for the years ended December 31, 2012. Because individuals receiving these Class D unit awards were employees of Norcraft Companies, L.P., the compensation expense was recorded at the Norcraft Companies, L.P. level.
The following table sets forth information about the fair value of the Class D unit grants on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

2012
Weighted-average fair value of Class D units granted	$0.14
Dividend yield	0.0%
Risk-free interest rate	0.70%
Volatility	51.9%
Expected lives	4.3

A summary of Class D unit activity under the Predecessor Plan is as follows:

	2013		2012
	Units	Weighted- Average Exercise Price	Units	Weighted- Average Exercise Price
Beginning balance	6,961,577	$0.26	6,886,577	$0.26
Granted	—	—	125,000	0.32
Forfeited/expired	(108,333)	0.39	(50,000)	0.39
Exercised	(16,667)	0.39	—	—
Exchanged	(6,836,577)	0.26	—	—
Ending balance	—	—	6,961,577	0.26
Exercisable	—	—	6,793,244	0.26

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
The Plan was terminated and the Class D units were exchanged for common shares of Norcraft Companies LLC as part of the Reorganization and IPO in November 2013.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

10.	Employee Benefit Plan
The Company sponsors a contributory defined contribution plan, established under the provisions of Section 401(k) of the Internal Revenue Code, which provides, among other things, for the Company to make discretionary contributions. Company contributions to this plan during the years ended December 31, 2014, 2013 and 2012 were minimal.

11.	Related Party Transactions
Prior to the IPO, the Company had an agreement with affiliates of each of SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C. to provide management services to the Company. Under the terms of the agreement, the Company paid a $1.0 million annual management fee plus reimbursement of any out-of-pocket expenses incurred. The agreement expired upon the consummation of the IPO. Management fees charged to expense as a component of selling, general and administrative expenses were $0.9 million for the year ended December 31, 2013 and $1.0 million for the year ended December 31, 2012.

12.	Leases
The Company leases its corporate office and distribution facilities under operating leases expiring on various dates. Certain lease agreements have terms for renewal or include rent escalation clauses. In addition to the base rent, certain leases require the Company to pay as additional rent a portion of the real estate taxes and common area expenses of the leased premises. Total rent expense was $2.7 million, $2.7 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company has historically entered and will continue to enter into leases of a temporary or short-term nature and that do not have future non-cancelable commitments. Operating leases often contain renewal options. In those locations in which it makes economic sense to continue to operate, management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.
Future minimum lease payments under non-cancelable operating leases at December 31, 2014, are as follows:

Year Ending December 31,	Amount
2015	$2,840
2016	1,946
2017	1,701
2018	1,357
2019	539
Thereafter	648
$9,031

13.	Commitments and Contingencies
The Company is party to legal actions and contingencies arising during the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

14.	Unaudited Supplemental Quarterly Data

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales	$84,030	$97,601	$100,424	$93,957
Cost of sales	62,542	70,582	72,610	69,452
Gross profit	21,488	27,019	27,814	24,505
Selling, general and administrative expenses	14,674	15,868	15,858	17,094
Income from operations	6,814	11,151	11,956	7,411
Other expense:
Interest expense, net	2,176	2,226	2,269	2,267
Amortization of deferred financing costs	142	163	151	155
Expense related to tax receivable agreements	1,643	2,832	33,203	—
Other expense, net	59	41	(9)	16
Total other expense	4,020	5,262	35,614	2,438
Income (loss) before income taxes	2,794	5,889	(23,658)	4,973
Income tax expense (benefit)	437	1,133	(18,058)	(141)
Net income (loss)	2,357	4,756	(5,600)	5,114
Less: net income attributable to noncontrolling interests	344	724	1,738	598
Net income (loss) attributable to Norcraft Companies, Inc.	2,013	4,032	(7,338)	4,516
Other comprehensive income (loss):
Foreign currency translation adjustment	(384)	229	(121)	(556)
Less: other comprehensive income (loss) attributable to noncontrolling interest	(47)	28	(15)	(68)
Other comprehensive income (loss) attributable to Norcraft Companies, Inc.	(337)	201	(106)	(488)

Comprehensive income (loss)	1,973	4,985	(5,721)	4,558
Less: comprehensive income attributable to noncontrolling interests	297	752	1,723	530
Comprehensive income (loss) attributable to Norcraft Companies, Inc.	$1,676	$4,233	$(7,444)	$4,028

Net income (loss) per share attributable to Norcraft Companies, Inc.
Basic and diluted	$0.12	$0.23	$(0.42)	$0.26
Weighted average common shares outstanding
Basic and diluted	17,311,573	17,311,573	17,311,573	17,311,573

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$77,348	$90,284	$91,570	$80,493
Cost of sales	57,578	66,054	67,708	59,404
Gross profit	19,770	24,230	23,862	21,089
Selling, general and administrative expenses	13,856	15,175	16,844	16,514
Income from operations	5,914	9,055	7,018	4,575
Other expense:
Interest expense, net	6,447	6,470	6,478	5,868
Amortization of deferred financing costs	780	780	780	659
Other expense, net	10	2	17	12,565
Total other expense	7,237	7,252	7,275	19,092
Income (loss) before income taxes	(1,323)	1,803	(257)	(14,517)
Income tax expense	—	—	—	879
Net income (loss)	(1,323)	1,803	(257)	(15,396)
Less: net loss attributable to noncontrolling interests	—	—	—	(1,798)
Net income (loss) attributable to Norcraft Companies, Inc.	(1,323)	1,803	(257)	(13,598)
Other comprehensive income (loss):
Foreign currency translation adjustment	(191)	(316)	198	(375)
Less: other comprehensive income (loss) attributable to noncontrolling interest	—	—	—	(44)
Other comprehensive income (loss) attributable to Norcraft Companies, Inc.	(191)	(316)	198	(331)

Comprehensive income (loss)	(1,514)	1,487	(59)	(15,771)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(1,842)
Comprehensive income (loss) attributable to Norcraft Companies, Inc.	$(1,514)	$1,487	$(59)	$(13,929)

15.	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted. The Company is currently evaluating the impact of adoption of this standard on the Company's consolidated financial statements.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

16.	Subsequent Events
On March 30, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fortune Brands Home & Security, Inc. (“Fortune Brands”), a Delaware corporation, and Tahiti Acquisition Corp. (the “Purchaser”), a Delaware corporation and indirect wholly owned subsidiary of Fortune Brands. Pursuant to the Merger Agreement, the Purchaser will commence a cash tender offer for all of the outstanding shares of the Company's common stock on or before April 21, 2015 but in no event earlier than April 14, 2015 at a purchase price of $25.50 per share and upon the terms and subject to the conditions of the Merger Agreement. Consummation of the tender offer is subject to customary closing conditions, as set forth in the Merger Agreement. As soon as practicable following the consummation of the tender offer, after the expiration of a thirty-five day go-shop period, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company pursuant to the provisions of section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the merger, and the Company will survive as an indirect wholly owned subsidiary of Fortune Brands.
The Merger Agreement contains representations, warranties and covenants of the parties. Until the earlier of the termination of the Merger Agreement and the consummation of the merger, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. Under certain circumstances and upon compliance with certain notice and other specified conditions set forth in the Merger Agreement, the Company may terminate the Merger Agreement to accept a superior proposal, which would require a significant termination fee to be paid to Fortune Brands.
In connection with the signing of the Merger Agreement, certain funds and persons associated with Mark Buller, Saunders, Karp & Megrue and Trimaran Capital Partners who own directly or have the right to acquire, pursuant to certain exchange arrangements, approximately 53.6% of Norcraft Companies (excluding options), have entered into tender and support agreements with Fortune Brands and Purchaser pursuant to which they have committed to tender their shares of Norcraft Companies in the tender offer and otherwise support the transactions contemplated by the Merger Agreement.
In connection with the closing of the tender offer and merger, certain tax receivable agreements currently in effect will be terminated pursuant to certain tax receivable termination agreements. The transaction will result in early termination payments to certain shareholders and equityholders of Norcraft Companies, LLC and Norcraft Companies, Inc. related to the tax receivable termination agreements. In addition, each outstanding unit of Norcraft Companies, LLC will be converted to a share of the Company's common stock. Finally, all outstanding and unexercised stock options granted under the 2013 Incentive Plan will be canceled in exchange for a cash payment to each option holder thereof.
In connection with the transaction, the Company has entered into certain employment agreement amendments and severance agreements with certain executives and senior managers in order to strengthen the severance protection to these individuals. These arrangements are designed to provide sufficient protection to these individuals to incentivize them to remain committed to the Company through the consummation of the transaction.

Norcraft Companies, Inc.
Schedule II – Consolidated Valuation and Qualifying Accounts
(dollar amounts in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
2014
Allowance for uncollectible accounts	$595	$192	$(259)	$528
2013
Allowance for uncollectible accounts	$558	$65	$(28)	$595
2012
Allowance for uncollectible accounts	$857	$168	$(467)	$558

S-1

EXHIBIT INDEX

Exhibit	Description
2.1
Reorganization Agreement, dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 2.1 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

2.2
Agreement and Plan of Merger, dated as of March 30, 2015, by and among Norcraft Companies, Inc., Fortune Brands Home & Security, Inc. and Tahiti Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

3.1	Amended and Restated Certificate of Incorporation of Norcraft Companies, Inc. (incorporated by reference to Exhibit 3.1 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

3.2	Amended and Restated Bylaws of Norcraft Companies, Inc. (incorporated by reference to Exhibit 3.2 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

4.1
Specimen Common Stock certificate of Norcraft Companies, Inc. (incorporated by reference to Exhibit 4.1 to Norcraft Companies, Inc. Amendment No. 6 to Form S-1 Registration Statement filed November 1, 2013)

10.1
Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.7 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004; File No.: 333-114924)

10.2
Amendments to Employment Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.10 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004; File No.: 333-119696)

10.3
Amendment to Employment Letter, effective as of March 30, 2015, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.4 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

10.4
Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.10 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004; File No.: 333-114924)

10.5	Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Leigh Ginter (incorporated by reference to Exhibit 10.8 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004)

10.6
Amendment to Employment Letter, effective as of March 30, 2015, from Norcraft Holdings, L.P. to Leigh Ginter (incorporated by reference to Exhibit 10.5 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

10.7
Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to John Swedeen (incorporated by reference to Exhibit 10.11 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004; File No.: 333-114924)

10.8
Amendment to Employment Letter, effective as of March 30, 2015, from Norcraft Holdings, L.P. to John Swedeen (incorporated by reference to Exhibit 10.7 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

10.9	Employment Letter, dated December 1, 2005, from Norcraft Companies, L.P. to Kurt Wanninger (incorporated by reference to Exhibit 10.19 to Norcraft Companies, L.P. Form 10-K filed on March 31, 2006)

10.10
Amendment to Employment Letter, effective as of March 30, 2015, from Norcraft Holdings, L.P. to Kurt Wanninger (incorporated by reference to Exhibit 10.6 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

10.11	Employment Letter, dated February 13, 2008, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.22 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2009)

10.12
Severance Amendment Letter, effective as of March 30, 2015, from Norcraft Holdings, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.8 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

10.13
Severance Agreement Letter, effective as of March 30, 2015, from Norcraft Holdings, L.P. to Eric Tanquist (incorporated by reference to Exhibit 10.9 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

E-1

EXHIBIT INDEX

Exhibit	Description
10.14
Management and Monitoring Agreement Letter, dated October 21, 2003, from Sanders Karp & Mergrue, LLC and Trimaran Fund Management L.L.C. to Norcraft Holdings, L.P. and Norcraft Companies, L.P. (incorporated by reference to Exhibit 10.14 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004; File No.: 333-119696)

10.15
Termination of the Management and Monitoring Agreement Letter, dated November 13, 2013, among Norcraft Holdings, L.P., Norcraft Companies, L.P., Apax Partners, L.P. (as successor in interest to Saunders, Karp & Megrue, LLC) and Trimaran Fund Management, L.L.C. (incorporated by reference from Exhibit 10.4 of Norcraft Companies, L.P.’s Form 8-K filed on November 19, 2013)

10.16
Limited Liability Company Agreement of Norcraft Companies LLC, dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.9 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.17
Fourth Amended and Restated Agreement of Limited Partnership of Norcraft Holdings, L.P., dated as of November 13, 2013, by and among Norcraft GP, L.L.C. as the general partner and the other parties named therein (incorporated by reference to Exhibit 10.10 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.18
Registration Rights Agreement, dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.11 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.19
Exchange Agreement, dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.12 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.24 to Norcraft Companies, Inc. Amendment No. 1 to Form S-1 Registration Statement filed October 16, 2013)

10.21
Tax Receivable Agreement (Exchanges), dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.14 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.22
Tax Receivable Termination Agreement (Exchanges), dated as of March 30, 2015, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.1 to Norcraft Companies, Inc's Form 8-K filed on March 31, 2015)

10.23
Tax Receivable Agreement (SKM Norcraft Contribution) dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.15 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.24
Tax Receivable Termination Agreement (SKM Norcraft Contribution), dated as of March 30, 2015, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.2 to Norcraft Companies, Inc.'s Form 8-K filed on March 31, 2015)

10.25
Tax Receivable Agreement (Trimaran Cabinet Contribution) dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.16 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.26
Tax Receivable Termination Agreement (Trimaran Cabinet Contribution), dated as of March 30, 2015, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.3 to Norcraft Companies, Inc.'s Form 8-K filed on March 31, 2015)

10.27
Credit Agreement, dated as of November 14, 2013, among Norcraft Companies, L.P., a Delaware limited partnership, the other Loan Parties (as defined therein) party thereto, the Lenders (as defined therein) party thereto and Royal Bank of Canada, as administrative agent for the Lenders and collateral agent for the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.17 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.28
Credit Agreement dated as of November 14, 2013, among Norcraft Companies, L.P., a Delaware limited partnership, Norcraft Intermediate Holdings, L.P., a Delaware limited partnership, the Subsidiary Guarantors (as defined therein), the Lenders (as defined therein), RBC Capital Markets and KeyBank National Association, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as swingline lender, as issuing bank, as administrative agent for the Lenders, and as collateral agent for the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.18 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

E-2

EXHIBIT INDEX

Exhibit	Description
10.29
U.S. Security Agreement, dated as of November 14, 2013, among Norcraft Companies, L.P., a Delaware limited partnership, the Guarantors (as defined therein) party thereto and Royal Bank of Canada, as collateral agent (incorporated by reference from Exhibit 10.3 of Norcraft Companies, L.P.’s Form 8-K filed on November 19, 2013)

10.30
Joinder Agreement, dated as of December 13, 2013, by and among Norcraft Finance Corp., Norcraft Intermediate Holdings, L.P., Norcraft Canada Corporation, and Royal Bank of Canada, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 10.1 of Norcraft Companies, L.P.’s Form 8-K filed on December 19, 2013)

10.31
U.S. Security Agreement, dated as of December 13, 2013, by and among Norcraft Companies, L.P., as Borrower, Norcraft Intermediate Holdings, L.P. and the other guarantors party thereto, as Guarantors, and Royal Bank of Canada, as Collateral Agent (incorporated by reference from Exhibit 10.2 of Norcraft Companies, L.P.’s Form 8-K filed on December 19, 2013)

10.32
Canadian Security Agreement, dated as of December 13, 2013, by and among Norcraft Canada Corporation, as Canadian Guarantor, and the other guarantors from time to time party thereto, as Guarantors, and Royal Bank of Canada, as Collateral Agent (incorporated by reference from Exhibit 10.3 of Norcraft Companies, L.P.’s Form 8-K filed on December 19, 2013)

10.33
Intercreditor Agreement, dated as of December 13, 2013, by and among Royal Bank of Canada, as ABL Agent, Royal Bank of Canada, as Term Agent, and each Junior Agent from time to time party thereto (incorporated by reference from Exhibit 10.4 of Norcraft Companies, L.P.’s Form 8-K filed on December 19, 2013)

21.1	Subsidiaries of Norcraft Companies, Inc. (incorporated by reference to Exhibit 21.1 to Norcraft Companies, Inc. Amendment No. 2 to Form S-1 Registration Statement filed October 22, 2013)

23.1 *	Consent of Grant Thornton LLP

31.1 *	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Form of Tender and Support Agreement, dated as of March 30, 2015, by and among Norcraft Companies, Inc., Fortune Brands Home & Security, Inc. Tahiti Acquisition Corp. and certain stockholders of Norcraft Companies, Inc. (incorporated by reference to Exhibit 99.2 to Norcraft Companies, Inc.'s Form 8-K filed on March 31, 2015)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	XBRL Taxonomy Extension Definition Linkbase

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

E-3