Form 10-K/A
period 2014-12-31
Norcraft Companies, Inc.
filed 2015-04-30
CIK 1582616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(800) 297-0661

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Common Stock, $0.01 par value per share	New York Stock Exchange

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

Norcraft Companies, Inc.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report of Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing”). This Amendment is being filed solely to include the information required in Part III of Form 10-K that was previously omitted from the Original Filing in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the original Form 10-K or incorporated by reference from the registrant’s definitive proxy statement not later than 120 days after the end of the fiscal year covered by the original Form 10-K. As of the date of this Amendment, we do not intend on filing a definitive proxy statement containing the information required in Part III within such 120-day period. Accordingly, we are filing this Amendment to include such omitted information as part of the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.

Except as set forth below, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Names, Ages and Classes. The names of our directors are as follows:

Name	Age as of the Annual Meeting	Position(s) Held	Director Since	Term Expires	Class of Director
Mark Buller	50	Chairman and CEO	2013	2016	III
Edward Kennedy	55	Director	2014	2017	I
Michael Maselli	55	Director	2013	2017	I
Christopher Reilly	53	Director	2013	2015	II
Harvey Wagner	74	Director	2014	2015	II
Ira Zecher	61	Director	2013	2016	III

Biographies and Qualifications. The biographies of our directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the director should be serving as a director of Norcraft Companies, Inc. are as follows:

Mr. Buller became the Chief Executive Officer of our predecessor, Norcraft Companies, L.P., and a member of our predecessor’s general partner’s board of managers in October 2003. In July 2013, Mr. Buller was appointed our Chief Executive Officer and Chairman of our Board of Directors. Mr. Buller has over 26 years of experience in the cabinetry industry and has been a chief executive officer or division president of a cabinet manufacturer during the past 18 years. From 1988 to 1996, Mr. Buller served in various management positions at Kitchen Craft Cabinets, a Canadian cabinetry maker. From 1996 to 1999, Mr. Buller was President of Kitchen Craft and following its acquisition by Omega Cabinets, Ltd., Mr. Buller continued as President of Kitchen Craft from 1999 to 2000. Mr. Buller was appointed Chief Executive Officer of Omega in 2000 and remained in that position until 2002, leaving Omega after it was sold to Fortune Brands, Inc. Mr. Buller’s leadership, executive, managerial and business experience, along with his more than 26 years of experience in the cabinetry industry qualifies him to serve as a director.

Mr. Kennedy joined our Company as a member of our Board of Directors in November 2014. Mr. Kennedy is the President and Chief Executive Officer of the North West Company (“North West”), a grocery and merchandise retail company. Mr. Kennedy joined North West in 1989, and has previously served in a number of senior management positions, including Chief Operating Officer of North West and Chief Executive Officer of the Alaska Commercial Company, North West’s U.S. subsidiary located in Anchorage, Alaska. Currently, Mr. Kennedy serves on the boards of directors of North West and United Grocers Inc., is a member of the Associates of the Asper School of Business (Faculty of Management, University of Manitoba), and is the Co-chair of the current St. John’s-Ravenscourt School Capital Campaign. Previously, Mr. Kennedy served on the boards of directors of several for-profit and non-profit organizations, including Alaska Growth Fund, The Conference Board of Canada and Buhler Industries, Inc., where he was the chair of the audit committee. Mr. Kennedy holds an Honours Degree in Business from the Ivey Business School at Western University and a Bachelor of Laws Degree from Osgoode Hall Law School. Mr. Kennedy’s extensive board experience qualifies him to serve as a director.

Mr. Maselli joined our predecessor company as a member of our predecessor’s general partner’s board of managers in October 2003. In July 2013, Mr. Maselli was appointed to our Board of Directors. Mr. Maselli is a Managing Director of Trimaran Fund Management, L.L.C. Before joining Trimaran in February 2003, Mr. Maselli worked in the Corporate and Leverage Finance Groups of CIBC World Markets. Prior to joining CIBC in 1997, Mr. Maselli served as a managing director in Bear Stearns’ corporate finance group and, prior to that, as a Vice President at Kidder Peabody. Mr. Maselli received a

Bachelor’s Degree in Economics from the University of Colorado and a Master’s Degree in Business Administration, with distinction, from The A.B. Freeman School at Tulane University. Mr. Maselli has served on the boards of directors of Standard Steel, L.L.C., Charlie Brown’s Acquisition Corp. and El Pollo Loco, Inc. Mr. Maselli’s extensive private equity, financial and investment banking experience qualifies him to serve as a director.

Mr. Reilly joined our predecessor company as a member of our predecessor’s general partner’s board of managers in October 2003. In July 2013, Mr. Reilly was appointed to our Board of Directors. Mr. Reilly is a founding partner at KarpReilly, LLC. Prior to founding KarpReilly, LLC, Mr. Reilly was a partner at Apax Partners, L.P. Before joining Saunders, Karp & Megrue, LLC, the predecessor to Apax Partners, in 1990, Mr. Reilly served in the Merchant Banking and Finance, Administration and Operations Departments of Morgan Stanley & Co. Incorporated. Prior to joining Morgan Stanley, Mr. Reilly spent two years at Bankers Trust. Mr. Reilly received a Bachelor’s Degree from Providence College and a Master’s Degree in Business Administration from New York University’s Leonard N. Stern School of Business. Mr. Reilly has served as a member of the board of directors of Z’Tejas, Inc., Habit Burger Grill, S.B. Restaurant Co. (Elephant Bar), Comark, Inc., Bob’s Discount Furniture, Encompass Home Health, Performance, Inc. and Wilshire Pies, Inc. Mr. Reilly’s substantial experience with portfolio companies and his private equity, financial and investment banking experience qualifies him to serve as a director.

Mr. Wagner joined our Company as a member of our Board of Directors in January 2014. Mr. Wagner is the Managing Principal of the H.A. Wagner Group, LLC, a strategic and business consulting firm. From April 2008 to November 2010, he served as President, CEO and member of the board of Caregiver Services, Inc. (CSI), Florida’s largest nurse registry and supplemental nurse staffing company. Prior to joining CSI in April 2008, Mr. Wagner held the position of President, CEO and director of Quovadx, Inc. and has served as EVP & Chief Financial Officer for four NYSE and two NASDAQ listed companies in Silicon Valley, San Antonio, Boston and Atlanta. Mr. Wagner served as a member of the boards of directors of Cree, Inc. from 1994 to October 2013, Startek, Inc. from 2008 to May 2012 and FormFactor, Inc. from 2005 to December 2010. Mr. Wagner is a graduate of the University of Miami School of Business, holds a Certificate of Director Education from the National Association of Corporate Directors (NACD) and the Terry College of Business at the University of Georgia and is a member of Financial Executives International and NACD. Mr. Wagner’s extensive board experience qualifies him to serve a director.

Mr. Zecher joined our Company as a member of our Board of Directors in July 2013. Mr. Zecher is a Managing Member of ILZ, LLC, an accounting consulting firm, and is a Director, Audit Committee Chairman and Compensation Committee Member of the board of Chuy’s Holding and a Director and Audit Committee Chairman of The Habit Restaurants, Inc. Prior to joining our Company, Mr. Zecher was with Ernst & Young LLP, a registered public accounting firm, for over 36 years until his retirement as a partner in 2010. Mr. Zecher gained extensive experience in audits and transactions at Ernst & Young LLP, where he served as a Partner in the Audit and Transaction Advisory Services groups in New York and as the Director of the Far East Area Private Equity practice, based in Hong Kong. Mr. Zecher is a CPA and holds a Bachelor’s Degree in Accounting from Queens College of the City University of New York. He also completed the Executive Program of the Kellogg School of Management at Northwestern University. He was also an adjunct professor in the Graduate Accounting program at Rutgers, the State University of New Jersey. Mr. Zecher’s extensive accounting and financial experience qualifies him to serve as a director.

Executive Officers

The following identifies the current executive officers of the Company.

Name	Age as of the Annual Meeting	Position(s) Held
Mark Buller	50	Chairman and Chief Executive Officer
Leigh Ginter	49	Chief Financial Officer
Kurt Wanninger	54	President, Mid Continent
Simon Solomon	62	President, UltraCraft
John Swedeen	64	President, StarMark

Director Independence

The Board determined that all of our directors other than Mr. Buller, our Chairman and CEO, satisfied the independence requirements of the New York Stock Exchange, and the independence requirements of our Corporate Governance Guidelines, which is available on our website, www.norcraftcompanies.com. In making this determination, the Board considered the relationships that each director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Our Audit Committee, Compensation Committee and Governance and Nominating Committee consist solely of independent directors, as defined by the New York Stock Exchange. The members of our Audit Committee also meet the additional SEC and the New York Stock Exchange independence and experience requirements applicable specifically to members of the Audit Committee. In addition, all of the members of our Compensation Committee are “non-employee directors” within the meaning of the rules of Section 16 of the Securities Exchange Act and “outside directors” for purposes of Section 162(m) of the Internal Revenue Code.

Information about Meetings and Board Committees

During 2014, the Board held nine meetings (including regularly scheduled and special meetings). No director attended fewer than 75% of the total number of board meetings plus applicable committee meetings held while he or she was a director. Although the Board has no formal policy regarding the attendance of its members at the Annual Meeting, we encourage directors to attend.

The Board has an Audit Committee, a Compensation Committee and a Governance and Nominating Committee, each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our Board.

The composition of the standing committees of our Board of Directors and the number of times that each committee met in 2014 are set forth in the following table:

Committee	Current Members	Number of Meetings
Audit Committee	Ira Zecher (Chair)	4
	Harvey Wagner
	Edward Kennedy

Compensation Committee	Harvey Wagner (Chair)	3
	Ira Zecher

Governance and Nominating Committee	Michael Maselli	—
	Christopher Reilly

Audit Committee

The functions of the Audit Committee are as set forth in the Audit Committee Charter, which can be viewed on our website at www.norcraftcompanies.com. The Audit Committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be provided has received general pre-approval from the Audit Committee, it requires specific pre-approval in each instance by the Audit Committee. Any proposed services exceeding pre-approved cost levels generally require specific pre-approval by the Audit Committee. The Audit Committee may delegate pre-approval authority for amounts in excess of those previously approved by the Audit Committee to the Chairman of the Audit Committee. If such authority is delegated, the Chairman must report pre-approval authorizations to the Audit Committee at its next scheduled meeting or via e-mail.

The Audit Committee is comprised of Messrs. Kennedy, Wagner and Zecher, and Mr. Zecher serves as the Audit Committee chairperson. The Board has determined that each of the directors serving on the Audit Committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and the New York Stock Exchange. In addition, the Board has determined that Mr. Zecher meets the requirements of a financial expert as defined under the applicable rules and regulations of the SEC and who has the requisite financial sophistication as defined under the applicable rules and regulations of the New York Stock Exchange.

Compensation Committee

The functions of the Compensation Committee are as set forth in the Charter of the Compensation Committee of the Board of Directors of Norcraft Companies, Inc., which can be viewed on our website at www.norcraftcompanies.com.

As set forth in its charter, the purposes and responsibilities of the Compensation Committee are:

•	to assist the Board in developing and evaluating potential candidates for executive positions;

•	to review and approve corporate goals and objectives relevant to executive officer compensation, evaluate the executive officers’ performance in light of those goals and objectives and determine and approve the executive officers’ compensation level based on this evaluation;

•	to make recommendations to the Board regarding compensation, if any, of the Board;

•	to make recommendations to the Board regarding the adoption of new employee incentive compensation plans and equity-based plans and administer the Company’s existing incentive compensation plans and equity-based plans; and

•	to perform an annual evaluation of the Compensation Committee.

Under the charter, the Compensation Committee may form and delegate authority to sub-committees, if and when the committee deems appropriate.

In August 2013, the Compensation Committee retained Semler Brossy, the compensation consulting firm, to evaluate our compensation programs and to provide guidance with respect to developing and implementing our compensation philosophy and programs as a public company.

Governance and Nominating Committee

The functions of the Governance and Nominating Committee are as set forth in the Governance and Nominating Committee Charter, which can be viewed on our website at www.norcraftcompanies.com. The Governance and Nominating Committee is primarily responsible for overseeing our corporate governance efforts and framework, which are described in the next section of this Amendment.

The Governance and Nominating Committee is comprised of Messrs. Maselli and Reilly. We have not designated a Governance and Nominating Committee chairperson. The Board has considered the independence and other characteristics of each member of the Governance and Nominating Committee. The Board believes that each member of the Governance and Nominating Committee meets the requirements for independence under the current requirements of the New York Stock Exchange.

Board Meetings and Executive Sessions

To ensure free and open discussion and communication among the independent directors of our Board, independent directors periodically meet by themselves in executive sessions, without management or employee directors present. The participants in any executive sessions will select by majority vote of those attending a presiding director for such sessions or any such session.

Corporate Governance

Board Leadership Structure and Risk Oversight

Under our By-Laws, the chief executive officer of the Company serves as chairman of the Board. Mark Buller became the chief executive officer of our predecessor, Norcraft Companies, L.P., in October 2003 and was appointed our chief executive officer in July 2013. The Board believes that combining the chairman and chief executive officers positions is currently the most effective leadership structure for Norcraft Companies, Inc. given Mr. Buller’s extensive experience and deep knowledge of the Company and our industry. As chief executive officer, Mr. Buller is intimately involved in the day-to-day operations of the Company and is best positioned to lead the Board in setting the strategic focus and direction for the Company. The Board believes that the combination of the chairman and chief executive officer roles, as well as the exercise of key board oversight responsibilities by independent directors, provides an effective balance for the management of the Company in the best interest of our shareholders. The Board believes that the leadership structure it has chosen along with the risk oversight role, as described below, enables it to effectively oversee risk.

The key aspects of the Board’s risk oversight role are as follows:

•	While the Board retains ultimate responsibility for risk oversight, the Audit Committee is primarily responsible for overseeing our risk management processes on behalf of the Board. The Audit Committee receives reports from management regarding our assessment of risks. In addition, the Audit Committee reports regularly to the Board, which also considers our risk profile. The Audit Committee and the Board focus on the most significant risks we face and our general risk management strategies.

•	Company management is responsible for day-to-day risk management processes. Company management considers risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies adopted by the Audit Committee and the Board.

We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our Board leadership structure, which also emphasizes the independence of the Board in its oversight of our business and affairs, supports this approach.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines, which we refer to as the Guidelines, which are available on our website at www.norcraftcompanies.com and which are also available in print to any stockholder who requests them from our Secretary. The Board believes that sound governance practices and policies provide an important framework to assist it in fulfilling its duties to stockholders and relies on the Guidelines to provide that framework. Among other things, the Guidelines help to ensure that the Board is independent from management, that the Board adequately performs its oversight functions, and that the interests of the Board and management align with the interests of our stockholders.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which is available on our website at www.norcraftcompanies.com and also is available in print to any stockholder who requests it from our Secretary. Our Code of Business Conduct and Ethics is applicable to all directors, officers (including our chief executive officer, chief financial officer and other senior executives) and employees and embodies our principles and practices relating to the ethical conduct of our business and our long-standing commitment to honesty, fair dealing and full compliance with all laws affecting our business.

The Board has established a means for employees to report a violation or suspected violation of the Code of Business Conduct and Ethics anonymously, including those violations relating to accounting, internal accounting controls or auditing matters.

Director Qualifications and Consideration of Diversity

The Governance and Nominating Committee requires that directors possess personal and professional ethics, integrity and values and are committed to representing the interests of our stockholders. Directors must have an inquisitive and objective perspective, practical wisdom and mature judgment. We do not have a formal diversity policy. However, we and the Corporate Governance and Nominating Committee endeavor to have a board representing diverse viewpoints as well as diverse expertise at policy-making levels in many areas, including business, accounting and finance, manufacturing, marketing and sales, education, legal, government affairs, regulatory, research and development, business development, insurance, international, technology, and in other areas that are relevant to our activities. A detailed description of the relevant experience and qualifications of our current directors is set forth in the “Directors” section of this Amendment. Directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively, and they should be committed to serving on the Board for an extended period of time.

Director Nomination Process

In addition to considering candidates suggested by stockholders, the Corporate Governance and Nominating Committee considers potential candidates recruited by the Corporate Governance and Nominating Committee and those recommended by our directors, executive officers, employees, and third parties. The Corporate Governance and Nominating Committee considers all candidates in the same manner regardless of the source of the recommendation.

Nominations of persons for election to the Board may be made at a meeting of stockholders in one of two ways: (a) by or at the direction of the Board, or (b) by any stockholder who is a stockholder of record at the time of giving of notice for the election of directors at the Annual Meeting of Stockholders and who complies with the notice procedures set forth below. Such nominations, other than those made by or at the direction of the Board, also must be made in accordance with our Amended and Restated Bylaws, or our By-Laws, as summarized below under the heading “Stockholder Proposals and Board Candidates” in writing to the Secretary of Norcraft Companies, Inc. at 3020 Denmark Avenue, Suite 100, Eagan, Minnesota 55121.

The stockholder’s notice must set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected) and (b) as to the stockholder giving the notice (i) the name and address, as they appear on our books, and (ii) the number of our shares that are beneficially owned by such stockholder. In addition to the requirements set forth above, a stockholder also must comply with applicable requirements of the Securities Exchange Act and the rules and regulations thereunder.

Stockholder and Interested Party Communications

Stockholders and other interested parties may send general communications to our Board, including stockholder proposals, recommendations for board candidates or concerns about our conduct. These communications may be sent to the Board, the independent directors as a group or specified individual directors in care of our Secretary in one of two ways: in writing to Norcraft Companies, Inc. at 3020 Denmark Avenue, Suite 100, Eagan, Minnesota 55121; or by email through the “Investor Relations” section on our corporate website, www.norcraftcompanies.com. All communications will be reviewed by the Secretary and, unless otherwise indicated in such communication, submitted to the Board or specified directors, as appropriate.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers in 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Mark Buller	2014	510,000	—	—	304,108	690	814,798
Chief Executive Officer	2013	510,000	—	3,387,410	504,536	690	4,402,636

Leigh Ginter	2014	305,000	—	—	187,855	690	493,545
Chief Financial Officer	2013	250,000	—	1,693,705	245,174	690	2,189,569

Kurt Wanninger	2014	385,000	—	—	182,229	690	567,919
President, Mid Continent	2013	385,000	—	1,100,911	377,190	690	1,863,791

(1)	These awards were valued using the methodology described in Note 9—Stockholders’ Equity in our 2014 audited financial statements.
(2)	Company paid life insurance premiums.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of securities underlying outstanding options (there are no other equity incentive plan awards) for each of our named executive officers outstanding as of December 31, 2014.

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Unit Exercise Price	Option Expiration Date
Mark Buller	November 6, 2013	304,412	101,470	$16.00	November 6, 2023
Chief Executive Officer
Leigh Ginter	November 6, 2013	152,206	50,735	$16.00	November 6, 2023
Chief Financial Officer
Kurt Wanninger	November 6, 2013	98,934	32,978	$16.00	November 6, 2023
President, Mid Continent

(1)	One-third of each of the remaining unexercised options is eligible to vest on each of November 6, 2015, November 6, 2016, and November 6, 2017.

Employment Agreements and Arrangements Upon Termination or Change of Control

Arrangements with Mark Buller

Mr. Buller entered into an employment agreement with us on October 21, 2003, the initial term of which expired October 20, 2006, which was amended on August 17, 2004. This term automatically extends for consecutive one-year periods unless he or Norcraft Holdings L.P. declines to extend the term. Mr. Buller received $510,000 as his base salary for 2014, as well as a cash performance bonus tied to certain financial performance and other objectives set by the board of managers of Norcraft GP. The board of managers has consistently in the past tied bonuses solely to EBITDA goals set each year by the board of managers. Pursuant to his employment agreement, Mr. Buller has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment, (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for three months after the term of his employment and (iii) he will not compete against us and will not solicit nor hire any of our current employees, regardless of the reason for his termination, during and for two years after the term of his employment.

In the event we terminate Mr. Buller’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement), he will continue to receive his base salary for 18 months following the date of termination. He will also be entitled to receive a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Buller’s employment without cause or if he had terminated his employment for good reason as of December 31, 2014, Mr. Buller would have been entitled to receive an aggregate $1,092,125 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement; this amount is based on an assumed monthly health and welfare continuation cost of $1,279).

In the event we terminate Mr. Buller’s employment for cause or if he terminates his employment other than for good reason, we are not obligated to provide Mr. Buller any severance other than his accrued and unpaid base salary and certain other health and welfare benefits in accordance with his agreement. In the event of Mr. Buller’s death or disability, he is entitled to receive his accrued and unpaid base salary, a pro-rated portion of any bonus accrued for the year in which his employment ceased (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement.

Mr. Buller also owns 525,629 common units of Norcraft Companies LLC with certain rights to exchange these common units into shares of Norcraft Companies, Inc. common stock and certain registration rights as further described under “Transactions with Related Persons - Related Person Transactions.”

In connection with the transaction with Fortune Brands Home & Security, Inc., the Company has subsequently entered into certain employment agreement amendments and severance agreements with certain executives and senior managers, including Mr. Buller, in order to strengthen the severance protection to these individuals. These arrangements are designed to provide sufficient protection to these individuals to incentivize them to remain committed to the Company through the consummation of the transaction.

Arrangements with Other Employed Named Executive Officers

Mr. Ginter entered into an employment agreement with us on October 21, 2003, the initial term of which expired December 31, 2004. Pursuant to this employment agreement, the employment term is automatically extended for consecutive one-year periods unless Mr. Ginter, or Norcraft Holdings L.P. declines to extend the term. Mr. Wanninger entered into an employment agreement with Norcraft Holdings L.P., effective as of January 17, 2006, the initial term of which expired on December 31, 2007. Pursuant to Mr. Wanninger’s employment agreement, the employment term is automatically extended for consecutive one-year periods unless he or Norcraft Holdings L.P. declines to extend the term.

Pursuant to his employment agreement, Mr. Ginter received $305,000 and Mr. Wanninger received $385,000, in each case, as such officer’s base salary for 2014, as well as a bonus tied to certain financial and other performance objectives set by the board of managers of Norcraft GP. The board of managers has consistently in the past tied bonuses solely to EBITDA goals set each year by the board of managers. Pursuant to each employment agreement, each such named executive officer has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment; (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for three months after the term of his employment; (iii) he will not compete against us (x) until receipt of his last severance payment in the case of Mr. Ginter and (y) for one year following the end of employment in the case of Mr. Wanninger; and (iv) following the end of employment, he will not solicit or hire any of our current employees for (x) one year in the case of Mr. Ginter and (y) two years in the case of Mr. Wanninger. With respect to Mr. Ginter and Mr. Wanninger, in the event we terminate such officer’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement) they will continue to receive their base salaries for one year following the date of termination for Mr. Wanninger and up to one year following the date of termination for Mr. Ginter, plus, in each case, a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with their agreements. If we had terminated Mr. Ginter’s employment without cause or if he had terminated his employment for good reason as of December 31, 2014, Mr. Ginter would have been entitled to receive an aggregate $508,200 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement; this amount is based on an assumed monthly health and welfare continuation cost of $1,279). If we had terminated Mr. Wanninger’s employment without cause or if he had terminated his employment for good reason as of December 31, 2014, Mr. Wanninger would have been entitled to receive an aggregate $582,574 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement; this amount is based on an assumed monthly health and welfare continuation cost of $1,279).

With respect to Mr. Ginter and Mr. Wanninger, in the event we terminate such officer’s employment for cause or if he terminates his employment other than for good reason, we are not obligated to provide such officer any severance other than his accrued and unpaid base salary and certain other health and welfare benefits in accordance with his agreement. Mr. Ginter and Mr. Wanninger also own 79,157 and 82,141 common units, respectively, of Norcraft Companies LLC with certain rights to exchange these common units into shares of Norcraft Companies, Inc. common stock and certain registration rights as further described under “Transactions with Related Persons - Related Person Transactions.”

In connection with the transaction with Fortune Brands Home & Security, Inc., the Company has subsequently entered into certain employment agreement amendments and severance agreements with certain executives and senior managers, including Mr. Ginter and Mr. Wanninger, in order to strengthen the severance protection to these individuals. These arrangements are designed to provide sufficient protection to these individuals to incentivize them to remain committed to the Company through the consummation of the transaction.

Director Compensation

The following table provides additional detail regarding the 2014 compensation of our non-employee directors. Other than as set forth in the table below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the other non-employee members of our board of directors in 2014.

Name	Fees Earned ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other compensation ($)	Total ($)
Edward Kennedy (3)	5,000	—	50,428	—	—	—	55,428
Michael Maselli	—	—	—	—	—	—	—
Christopher Reilly	—	—	—	—	—	—	—
Harvey Wagner (4)	31,908	—	33,622	—	—	—	65,530
Ira Zecher (5)	40,000	—	—	—	—	—	40,000

(1)	Our officers, employees, consultants or advisors who also serve as directors do not receive additional compensation for their service as directors.
(2)	Mr. Kennedy had 5,711 options outstanding on December 31, 2014, Mr. Wagner had 3,812 options outstanding as of that date and Mr. Zecher had 6,538 options outstanding as of that date. No other non-employee directors had any options outstanding as of December 31, 2014.
(3)	Mr. Kennedy was appointed to the Norcraft Companies, Inc. Board of Directors on November 4, 2014.
(4)	Mr. Wagner was appointed to the Norcraft Companies, Inc. Board of Directors on January 31, 2014 and receives an annual retainer of $30,000 for his service as a director and an additional retainer of $5,000 for service as the chair of the compensation committee.
(5)	Mr. Zecher receives an annual retainer of $30,000 for his service as a director and an additional retainer of $10,000 for service as the chair of the audit committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information with respect to each person known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock as of March 17, 2015, as reported to us. On March 17, 2015, we had 17,311,573 shares of common stock outstanding. Unless otherwise indicated, the address for each listed stockholder is: c/o Norcraft Companies, Inc., 3020 Denmark Avenue, Suite 100, Eagan, Minnesota 55121.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Amici Capital, LLC (2)	1,174,109	6.78%
666 Fifth Avenue, Suite 3403
New York, NY 10103
Covalent Partners LLC (3)	1,105,724	6.39%
930 Winter Street, Suite 2800
Waltham, MA 02451
SKM Equity Fund III, L.P. (4)	5,521,325	31.89%
SKM Investment Fund (4)	110,426	0.64%
Trimaran Fund II, L.L.C. (5)	1,165,495	6.73%
Trimaran Parallel Fund II, L.P. (5)	490,705	2.83%
CIBC Employee Private Equity Fund (Trimaran) Partners (5)	758,911	4.38%
BTO Trimaran, L.P. (5)	827,949	4.78%
Trimaran Capital, L.L.C. (5)	75,253	0.43%

(1)	We calculated the percentage of class based on the number of shares outstanding as of March 17, 2015 and on the number of shares reported as beneficially owned in filings by the beneficial owners with the Securities and Exchange Commission, or SEC.
(2)	The information reported is based on a Schedule 13G/A filed with the SEC on February 17, 2015 by Amici Capital, LLC and Mr. Paul E. Orlin (collectively the “Reporting Persons”). All securities reported are owned by advisory clients of Amici Capital, LLC. None of the advisory clients individually own more than 5% of the outstanding shares.
(3)	The information reported is based on a Schedule 13G filed with the SEC on February 13, 2015 by Covalent Partners LLC (“CP LLC”), a Massachusetts limited liability company. CP LLC, a registered investment adviser, serves as investment advisor to Covalent Capital Partners Master Fund, L.P. (the “Master Fund”) and Covalent Housing Co-Investment Opportunity Master Fund, L.P. (the “Housing Master Fund”). The Master Fund and Housing Master Fund directly hold Common Stock for the benefit of the investors in the Master Fund and Housing Master Fund, respectively. Covalent Capital Partners GP (“CCP GP”) is the general partner of the Master Fund and Housing Master Fund. Mr. Robert L. Hockett is the majority member of each of CCP GP and CP LLC and therefore a majority indirect owner of the Master Fund and Housing Master Fund. By virtue of these relationships, CCP GP and Mr. Hockett may be deemed to beneficially own the Common Stock held by the Master Fund and Housing Master Fund; however, the filing should not be construed as an admission that CCP GP or Mr. Hockett are deemed to be the beneficial owners of the common stock held by the Master Fund and Housing Master Fund.
(4)	The information reported is based on a Schedule 13G filed with the SEC on February 14, 2014 by SKM Equity Fund III, L.P. (“SKM Equity”) and SKM Investment Fund (“SKM Investment”). SKM Partners, L.L.C., a Delaware limited liability company (“SKM LLC”), is the general partner of SKM Equity. SKM LLC, as the general partner of SKM Equity, has voting and dispositive power over the common stock held by SKM Equity. An investment committee (“Investment Committee”) comprised of three members is authorized by SKM LLC to exercise voting and dispositive power with respect to the common stock held by SKM Equity. Apax Partners, L.P., a Delaware limited partnership (“Apax LP”), is the managing partner of SKM Investment. Apax Partners, LLC, a Delaware limited liability company (“Apax LLC”), is the general partner of Apax LP. John Megrue, as the sole member of the board of managers of Apax LLC, is authorized by Apax LLC to exercise voting and dispositive power with respect to the common stock held by SKM Investment. Each of the members of the Investment Committee, Mr. Megrue, SKM LLC, Apax LP and Apax LLC disclaims beneficial ownership of the common stock except to the extent of his or its pecuniary interest therein.
(5)

The information reported is based on a Schedule 13G/A filed with the SEC on February 17, 2015 by Trimaran Fund II, L.L.C. (“Trimaran Fund”), Trimaran Capital, L.L.C. (“Trimaran Capital”), Trimaran Parallel Fund II, L.P. (“Trimaran Parallel”), CIBC Employee Private Equity Fund (Trimaran) Partners (“CIBC EPEF”), BTO Trimaran, L.P. (“BTO Trimaran”), BTO Holdings Manager - NQ L.L.C., Blackstone Tactical Opportunities Associates - NQ L.L.C., BTOA - NQ L.L.C.,Blackstone Holdings II L.P., Blackstone Holdings I/II GP Inc., The Blackstone Group L.P., Blackstone Group Management L.L.C. and Stephen A. Schwarzman (collectively the “Reporting Persons”). Jay R. Bloom and Dean C. Kehler are the managing members of Trimaran

Investments II, L.L.C., a Delaware limited liability company (“Trimaran II”), which is the party with sole power to dispose of the shares of common stock held by the Reporting Persons. Messrs. Bloom and Kehler are also the managing members of Trimaran Fund Management, L.L.C., a Delaware limited liability company (“TFM”), which is the party with sole power to vote the shares of common stock held by the Reporting Persons. As a result, Messrs. Bloom and Kehler may be deemed to share voting and dispositive power with respect to the shares of common stock held by the Reporting Persons. Each of Messrs. Bloom and Kehler, Trimaran II and TFM disclaims beneficial ownership of the shares of common stock held by the Reporting Persons except to the extent of his or its pecuniary interest therein. BTO Holdings Manager - NQ L.L.C. is the general partner of BTO Trimaran. Blackstone Tactical Opportunities Associates - NQ L.L.C. is the managing member of BTO Holdings Manager - NQ L.L.C. BTOA - NQ L.L.C. is the sole member of Blackstone Tactical Opportunities Associates - NQ L.L.C. Blackstone Holdings II L.P. is the managing member of BTOA - NQ L.L.C. Blackstone Holdings I/II GP Inc. is the general partner of Blackstone Holdings II L.P. The Blackstone Group L.P. is the controlling shareholder of Blackstone Holdings I/II GP Inc. Blackstone Group Management L.L.C. is the general partner of The Blackstone Group L.P. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the Blackstone Reporting Persons (as defined below) may be deemed to beneficially own the common stock beneficially owned by BTO Trimaran, but neither the filing nor any of its contents shall be deemed to constitute an admission that any Blackstone Reporting Person is the beneficial owner of common stock for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, (the “Act”) or for any other purpose and each of the Reporting Persons expressly disclaims beneficial ownership of such shares of common stock. The filing should not be construed to be an admission that any member of the Reporting Persons are members of a “group” for the purposes of Sections 13(d) and 13(g) of the Act.

Management Stockholders

The following table sets forth information as of March 17, 2015, with respect to the beneficial ownership of common stock and units in Norcraft Holdings LLC (“LLC Units”) by our directors and each named executive officer and by all of our current directors and executive officers as a group. The percentage of class for common stock is calculated based on 18,453,956 total shares, which includes all shares outstanding as of March 17, 2015 and assumes the exercise of stock options to purchase 1,142,383 shares under the 2013 Incentive Plan. The percentage of class for LLC Units is based on the 2,426,167 units exchangeable for common stock. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Except as indicated below and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

	Common Stock Beneficially Owned (1)		LLC Units Beneficially Owned (2)	Combined Voting Power
Name of Beneficial Owner	Number	%	Number	%
Mark Buller (1)(2)	405,882	2.20%	525,629	4.46%
Leigh Ginter (1)(2)	202,941	1.10%	79,157	1.35%
Kurt Wanninger (1)(2)	131,912	*	82,141	1.03%
Michael Maselli	—	*	—	*
Christopher Reilly (3)	15,000	*	—	*
Ira Zecher (1)	6,538	*	—	*
Harvey Wagner (1)	3,812	*	—	*
Edward Kennedy (1)	5,711	*	—	*
All Directors and Executive Officers as a Group (10 persons)	929,296	5.04%	686,927	7.74%

*	Represents less than 1.00%.
(1)	Represents stock options granted under the 2013 Incentive Plan. The stock options for Messrs. Buller, Ginter and Wanninger have a vesting period of four years. The stock options for Messrs. Zecher and Kennedy have a vesting period of three years, commensurate with their initial term on our Board. The stock options for Mr. Wagner have a vesting period of two years, commensurate with his initial term on our Board.

(2)	Messrs. Buller, Ginter and Wanninger hold LLC Units. Pursuant to an exchange agreement, from and after the first anniversary of the closing of our initial public offering, Messrs. Buller, Ginter and Wanninger may exchange their interests in LLC Units into shares of our restricted common stock or, at our election, an amount of cash calculated by reference to the trading price of our common stock for the 15 trading days immediately prior to the effective date of any exchange. Beneficial ownership of units in LLC Units in this table has not been also reflected as beneficial ownership of shares of our Common Stock for which such units may be exchanged.
(3)	Does not include 5,521,325 shares owned by SKM Equity Fund III, L.P. or the 110,426 shares owned by SKM Investment Fund. Mr. Reilly as a partner of the general partner of the majority shareholder of each of SKM Equity Fund III, L.P. SKM Investment Fund and may be deemed to beneficially own the shares beneficially owned by SKM Equity Fund III, L.P. and SKM Investment Fund. Mr. Reilly disclaims ownership of such shares except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures Regarding Review, Approval, or Ratification of Related Person Transactions

In accordance with the Governance and Nominating Committee Charter, the Governance and Nominating Committee is responsible for reviewing and pre-approving or ratifying the terms and conditions of all transactions that would be considered related party transactions pursuant to SEC rules. Any such transaction must be approved by our Governance and Nominating Committee prior to Norcraft Companies, Inc. entering into the transaction and must be on terms no less favorable to Norcraft Companies, Inc. than could be obtained from unrelated third parties. A report is made to our Governance and Nominating Committee annually disclosing related party transactions during that year, if any. In carrying out this responsibility, the Governance and Nominating Committee has determined that we have no related party transactions other than those described below in - Related Persons Transactions.

Related Person Transactions

Reorganization Transactions

In November 2013, we completed our initial public offering (our “IPO”). In connection with our IPO, we and Norcraft Holdings, L.P. completed a series of reorganization transactions, which we refer to as the Reorganization, in order to reorganize our capital structure in preparation for the IPO. The Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Norcraft Holdings, L.P., while permitting us to raise additional capital and provide access to liquidity through a public company. The Reorganization included, among other changes, the following:

Limited Liability Company Agreement of Norcraft Companies LLC. As a result of the Reorganization and the IPO, Norcraft Companies, Inc. holds (directly or indirectly) common units in, and is the sole managing member of, Norcraft Companies LLC. Accordingly, Norcraft Companies, Inc. operates and controls all of the business and affairs of Norcraft Companies LLC and, through Norcraft Holdings, L.P. and its operating entity subsidiaries, conducts our business. Pursuant to the limited liability company agreement of Norcraft Companies LLC, Norcraft Companies, Inc. has the right to determine, subject to restrictions in Norcraft Companies, L.P.’s senior secured first-lien asset-based revolving credit facility (the “ABL Facility”), when distributions will be made to unitholders of Norcraft Companies LLC and the amount of any such distributions. If a distribution is authorized, such distribution generally will be made to the unitholders of Norcraft Companies LLC pro rata in accordance with their number of common units. Holders of unvested common units of Norcraft Companies LLC generally will not share on a current basis pro rata in distributions other than tax distributions.

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

Registration Rights Agreement. We entered into a registration rights agreement with the former shareholders of SKM Norcraft Corp. and Trimaran Cabinet Corp., Buller Norcraft Holdings, L.L.C. and certain current and former members of our management and board. Pursuant to the registration rights agreement, these parties will have registration rights beginning six months after completion of our IPO with respect to the restricted shares of Norcraft Companies, Inc. common stock that they hold post-Reorganization or will hold upon exchange of their common units of Norcraft Companies LLC pursuant to the exchange agreement.

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

During the year ended December 31, 2014, management concluded that the future payments under the TRA’s were probable and the Company recorded the full expense related to the TRA’s of $37.7 million. This determination was largely based on recent periods of positive taxable income, recent projections indicating continued positive income in future periods and recent economic and market conditions. Of the full TRA liability of $37.7 million as of December 31, 2014, $5.1 million is included in current accrued liabilities and $32.6 million is included in long-term liabilities.

In connection with the closing of the tender offer and merger, certain tax receivable agreements currently in effect will be terminated pursuant to certain tax receivable termination agreements. The transaction will result in early termination payments to certain shareholders and equityholders of Norcraft Companies, LLC and Norcraft Companies, Inc. related to the tax receivable agreements.

Review, Approval or Ratification of Transactions with Related Persons

Any material potential or actual conflict of interest or transaction between the Company and any “related person” of the Company must be reviewed and approved or ratified by the Audit Committee or, alternatively, our Board. SEC rules define a “related person” of the Company as any Company director (or nominee), executive officer, 5%-or-greater shareholder or immediate family member of any of these persons.

Employment Agreements

We have entered into employment agreements with certain of our officers. For more information regarding these agreements, see “Executive Compensation-Employment Agreements and Arrangements upon Termination or Change of Control.”

Management and Monitoring Agreement

Norcraft Holdings, L.P. and Norcraft Companies, L.P. were parties to a Management and Monitoring Agreement Letter (the “Management and Monitoring Agreement”) with Saunders, Karp & Megrue, LLC (“SKM”), dated as of October 21, 2003. The Management and Monitoring Agreement provided for an annual fee of $1.0 million, payable quarterly in advance, to SKM. We terminated the Management and Monitoring Agreement in connection with our IPO. The Management and Monitoring Agreement also provided for certain customary expense reimbursement and indemnification provisions that survived the termination of such agreement.

Indemnification of Directors and Officers

We entered into customary indemnification agreements with our executive officers and directors that provide, in general, that we provide them with customary indemnification in connection with their service to us or on our behalf.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers, directors and persons holding more than 10% of our common stock to file with the SEC, and furnish to us, initial reports of beneficial ownership and reports of changes in beneficial ownership of our securities. Based solely on a review of the copies of such reports furnished to us and information provided to us by our directors and executive officers, we believe that, during 2014, all such parties complied with all applicable filing requirements.

Item 14. Principal Accountant Fees and Services

The Audit Committee has selected Grant Thornton LLP, an independent registered public accounting firm, to examine the financial statements of Norcraft Companies, Inc. for the fiscal year ending December 31, 2015. That selection was ratified by our Board. The Audit Committee has considered whether the provision of the non-audit services described below is compatible with maintaining the independence of Grant Thornton LLP. To minimize relationships that could appear to impair the objectivity and independence of Grant Thornton LLP in its audit of our financial statements, our Audit Committee has restricted the non-audit services that Grant Thornton LLP may provide to us primarily to tax services and merger and acquisition due diligence services.

The aggregate fees billed for professional services by Grant Thornton LLP for 2014 and 2013 for these various services were:

	(amounts in thousands)
Types of Fees	2014	2013
Audit Fees(1)	$320	$659
Audit-Related Fees(2)	12	12
Tax Fees(3)	87	139
All Other Fees(4)	18	23

Total	$437	$833

(1)	Audit Fees consist of fees for professional services for the audit of our consolidated financial statements and internal control over financial reporting included in our Annual Report on Form 10-K, the review of the interim financial statements included in our Quarterly Reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for services that are reasonably related to the performance of the audits and reviews of our consolidated financial statements, including services rendered in connection with our due diligence activities and other acquisition-related services.
(3)	Tax Fees consist of fees for tax compliance, planning and advisory services other than those that relate specifically to the audits and reviews of our consolidated financial statements and internal control over financial reporting.
(4)	All Other Fees consist of fees for non-audit related due diligence activities and educational resources.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit	Description

2.1	Reorganization Agreement, dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 2.1 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

2.2	Agreement and Plan of Merger, dated as of March 30, 2015, by and among Norcraft Companies, Inc., Fortune Brands Home & Security, Inc. and Tahiti Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

3.1	Amended and Restated Certificate of Incorporation of Norcraft Companies, Inc. (incorporated by reference to Exhibit 3.1 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

3.2	Amended and Restated Bylaws of Norcraft Companies, Inc. (incorporated by reference to Exhibit 3.2 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

4.1	Specimen Common Stock certificate of Norcraft Companies, Inc. (incorporated by reference to Exhibit 4.1 to Norcraft Companies, Inc. Amendment No. 6 to Form S-1 Registration Statement filed November 1, 2013)

10.1	Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.7 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004; File No.: 333-114924)

Exhibit	Description

10.2	Amendment to Employment Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.10 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004; File No.: 333-119696)

10.3	Amendment to Employment Letter, effective as of March 30, 2015, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.4 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

10.4	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.10 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004; File No.: 333-114924)

10.5	Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Leigh Ginter (incorporated by reference to Exhibit 10.8 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004)

10.6	Amendment to Employment Letter, effective as of March 30, 2015, from Norcraft Holdings, L.P. to Leigh Ginter (incorporated by reference to Exhibit 10.5 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

10.7	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to John Swedeen (incorporated by reference to Exhibit 10.11 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004; File No.: 333-114924)

10.8	Amendment to Employment Letter, effective as of March 30, 2015, from Norcraft Holdings, L.P. to John Swedeen (incorporated by reference to Exhibit 10.7 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

10.9	Employment Letter, dated December 1, 2005, from Norcraft Companies, L.P. to Kurt Wanninger (incorporated by reference to Exhibit 10.19 to Norcraft Companies, L.P. Form 10-K filed on March 31, 2006)

10.10	Amendment to Employment Letter, effective as of March 30, 2015, from Norcraft Holdings, L.P. to Kurt Wanninger (incorporated by reference to Exhibit 10.6 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

10.11	Employment Letter, dated February 13, 2008, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.22 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2009)

10.12	Severance Agreement Letter, effective as of March 30, 2015, from Norcraft Holdings, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.8 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

10.13	Severance Agreement Letter, effective as of March 30, 2015, from Norcraft Holdings, L.P. to Eric Tanquist (incorporated by reference to Exhibit 10.9 to Norcraft Companies, Inc.’s Form 8-K filed on March 31, 2015)

10.14	Management and Monitoring Agreement Letter, dated October 21, 2003, from Sanders Karp & Mergrue, LLC and Trimaran Fund Management L.L.C. to Norcraft Holdings, L.P. and Norcraft Companies, L.P. (incorporated by reference to Exhibit 10.14 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004; File No.: 333-119696)

10.15	Termination of the Management and Monitoring Agreement Letter, dated November 13, 2013, among Norcraft Holdings, L.P., Norcraft Companies, L.P., Apax Partners, L.P. (as successor in interest to Saunders, Karp & Megrue, LLC) and Trimaran Fund Management, L.L.C. (incorporated by reference from Exhibit 10.4 of Norcraft Companies, L.P.’s Form 8-K filed on November 19, 2013)

10.16	Limited Liability Company Agreement of Norcraft Companies LLC, dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.9 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.17	Fourth Amended and Restated Agreement of Limited Partnership of Norcraft Holdings, L.P., dated as of November 13, 2013, by and among Norcraft GP, L.L.C. as the general partner and the other parties named therein (incorporated by reference to Exhibit 10.10 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

Exhibit	Description

10.18	Registration Rights Agreement, dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.11 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.19	Exchange Agreement, dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.12 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.24 to Norcraft Companies, Inc. Amendment No. 1 to Form S-1 Registration Statement filed October 16, 2013)

10.21	Tax Receivable Agreement (Exchanges), dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.14 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.22	Tax Receivable Termination Agreement (Exchanges), dated as of March 30, 2015, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.1 to Norcraft Companies, Inc’s Form 8-K filed on March 31, 2015)

10.23	Tax Receivable Agreement (SKM Norcraft Contribution) dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.15 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.24	Tax Receivable Agreement (SKM Norcraft Contribution) dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.15 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.25	Tax Receivable Agreement (Trimaran Cabinet Contribution) dated as of November 13, 2013, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.16 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.26	Amended and Restated Tax Receivable Termination Agreement (Trimaran Cabinet Contribution), effective as of April 13, 2015, by and among Norcraft Companies, Inc. and the other parties named therein (incorporated by reference to Exhibit (e)(12) to Norcraft Companies, Inc.’s Schedule 14D-9 filed on April 14, 2015)

10.27	Credit Agreement, dated as of November 14, 2013, among Norcraft Companies, L.P., a Delaware limited partnership, the other Loan Parties (as defined therein) party thereto, the Lenders (as defined therein) party thereto and Royal Bank of Canada, as administrative agent for the Lenders and collateral agent for the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.17 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.28	Credit Agreement dated as of November 14, 2013, among Norcraft Companies, L.P., a Delaware limited partnership, Norcraft Intermediate Holdings, L.P., a Delaware limited partnership, the Subsidiary Guarantors (as defined therein), the Lenders (as defined therein), RBC Capital Markets and KeyBank National Association, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as swingline lender, as issuing bank, as administrative agent for the Lenders, and as collateral agent for the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.18 to Norcraft Companies, Inc.’s Form 10-K filed on March 31, 2014)

10.29	U.S. Security Agreement, dated as of November 14, 2013, among Norcraft Companies, L.P., a Delaware limited partnership, the Guarantors (as defined therein) party thereto and Royal Bank of Canada, as collateral agent (incorporated by reference from Exhibit 10.3 of Norcraft Companies, L.P.’s Form 8-K filed on November 19, 2013)

10.30	Joinder Agreement, dated as of December 13, 2013, by and among Norcraft Finance Corp., Norcraft Intermediate Holdings, L.P., Norcraft Canada Corporation, and Royal Bank of Canada, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 10.1 of Norcraft Companies, L.P.’s Form 8-K filed on December 19, 2013)

10.31	U.S. Security Agreement, dated as of December 13, 2013, by and among Norcraft Companies, L.P., as Borrower, Norcraft Intermediate Holdings, L.P. and the other guarantors party thereto, as Guarantors, and Royal Bank of Canada, as Collateral Agent (incorporated by reference from Exhibit 10.2 of Norcraft Companies, L.P.’s Form 8-K filed on December 19, 2013)

Exhibit	Description

10.32	Canadian Security Agreement, dated as of December 13, 2013, by and among Norcraft Canada Corporation, as Canadian Guarantor, and the other guarantors from time to time party thereto, as Guarantors, and Royal Bank of Canada, as Collateral Agent (incorporated by reference from Exhibit 10.3 of Norcraft Companies, L.P.’s Form 8-K filed on December 19, 2013)

10.33	Intercreditor Agreement, dated as of December 13, 2013, by and among Royal Bank of Canada, as ABL Agent, Royal Bank of Canada, as Term Agent, and each Junior Agent from time to time party thereto (incorporated by reference from Exhibit 10.4 of Norcraft Companies, L.P.’s Form 8-K filed on December 19, 2013)

21.1	Subsidiaries of Norcraft Companies, Inc. (incorporated by reference to Exhibit 21.1 to Norcraft Companies, Inc. Amendment No. 2 to Form S-1 Registration Statement filed October 22, 2013)

31.1 *	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT COMPANIES, INC.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: April 30, 2015	Date: April 30, 2015
Signing on behalf of the Registrant and as Principal Executive Officer	Signing on behalf of the Registrant and as Principal Financial and Principal Accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities as of this 30th day of April 2015.

/s/ Mark Buller	Chairman and Chief Executive Officer
Mark Buller

/s/ Michael Maselli	Director
Michael Maselli

/s/ Christopher Reilly	Director
Christopher Reilly

/s/ Ira Zecher	Director
Ira Zecher

/s/ Harvey Wagner	Director
Harvey Wagner

/s/ Edward Kennedy	Director
Edward Kennedy