Form 10-Q
period 2015-03-31
Norcraft Companies, Inc.
filed 2015-05-11
CIK 1582616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,947,886 shares of common stock outstanding as of May 7, 2015.

Norcraft Companies, Inc.

PART I. FINANCIAL INFORMATION
Item 1.

Norcraft Companies, Inc.
Consolidated Balance Sheets
(dollar amounts in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$63,135	$61,085
Trade accounts receivable, net	30,047	24,177
Inventories	25,886	23,230
Deferred tax asset	8,962	8,962
Prepaid and other current assets	2,280	2,306
Total current assets	130,310	119,760
Non-current assets:
Property, plant and equipment, net	26,452	25,699
Goodwill	88,426	88,445
Intangible assets, net	53,994	55,263
Display cabinets, net	7,256	6,908
Other assets	168	154
Total non-current assets	176,296	176,469
Total assets	$306,606	$296,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,500	$1,500
Accounts payable	15,532	7,170
Accrued expenses	21,664	24,067
Total current liabilities	38,696	32,737
Non-current liabilities:
Long-term debt	146,625	147,000
Unamortized discount on long-term debt	(612)	(638)
Amounts payable under tax receivable agreements	32,611	32,611
Deferred tax liabilities and other liabilities	30,244	28,485
Total non-current liabilities	208,868	207,458
Total liabilities	247,564	240,195
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,311,573 issued and outstanding at March 31, 2015 and December 31, 2014	173	173
Additional paid-in capital	54,427	53,899
Accumulated deficit	(7,465)	(10,480)
Accumulated other comprehensive income (loss)	(648)	115
Total Norcraft Companies, Inc. stockholders' equity	46,487	43,707
Noncontrolling interests	12,555	12,327
Total stockholders' equity	59,042	56,034
Total liabilities and stockholders' equity	$306,606	$296,229
See notes to unaudited consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statements of Comprehensive Income
(dollar amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$95,011	$84,030
Cost of sales	70,158	62,542
Gross profit	24,853	21,488
Selling, general and administrative expenses	17,073	14,674
Income from operations	7,780	6,814
Other expense:
Interest expense, net	2,183	2,176
Amortization of deferred financing costs	152	142
Expense related to tax receivable agreements	—	1,643
Other expense, net	13	59
Total other expense	2,348	4,020
Income before income taxes	5,432	2,794
Income tax expense	1,749	437
Net income	3,683	2,357
Less: net income attributable to noncontrolling interests	668	344
Net income attributable to Norcraft Companies, Inc.	3,015	2,013

Other comprehensive loss:
Foreign currency translation adjustment	(870)	(384)
Less: other comprehensive loss attributable to noncontrolling interests	(107)	(47)
Other comprehensive loss attributable to Norcraft Companies, Inc.	(763)	(337)

Comprehensive income	2,813	1,973
Less: comprehensive income attributable to noncontrolling interests	561	297
Comprehensive income attributable to Norcraft Companies, Inc.	$2,252	$1,676

Net income per share attributable to Norcraft Companies, Inc.
Basic and diluted	$0.17	$0.12

Weighted average number of common shares outstanding
Basic and diluted	17,311,573	17,311,573

See notes to unaudited consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statement of Changes in Stockholders' Equity
(dollar amounts in thousands, except share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Stockholders' equity at January 1, 2015	17,311,573	$173	$53,899	$(10,480)	$115	$12,327	$56,034
Stock compensation expense	—	—	528	—	—	—	528
Unpaid tax distributions to noncontrolling interests	—	—	—	—	—	268	268
Distributions to members	—	—	—	—	—	(601)	(601)
Comprehensive income (loss)	—	—	—	3,015	(763)	561	2,813
Stockholders' equity at March 31, 2015	17,311,573	$173	$54,427	$(7,465)	$(648)	$12,555	$59,042

See notes to unaudited consolidated financial statements.

Norcraft Companies, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$3,683	$2,357
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,037	1,031
Amortization:
Customer relationships	1,117	1,117
Deferred financing costs	152	142
Display cabinets	1,186	1,085
Discount amortization	26	27
Provision for uncollectible accounts receivable	21	52
Provision for obsolete and excess inventories	144	136
Provision for warranty claims	1,431	1,281
Stock compensation expense	528	526
Deferred income tax expense	1,759	428
Gain on disposal of assets	(9)	(15)
Change in operating assets and liabilities:
Trade accounts receivable	(6,166)	(4,994)
Inventories	(2,967)	(2,176)
Prepaid expenses	18	203
Other assets	(18)	4
Accounts payable and accrued expenses	4,954	(1,898)
Net cash provided by (used in) operating activities	6,896	(694)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	15
Purchase of property, plant and equipment	(2,222)	(825)
Additions to display cabinets	(1,543)	(1,276)
Net cash used in investing activities	(3,765)	(2,086)
Cash flows from financing activities:
Payment of financing costs	—	(214)
Repayment of long-term debt	(375)	(375)
Distributions to members	(601)	—
Net cash used in financing activities	(976)	(589)
Effect of exchange rates on cash and cash equivalents	(105)	(77)
Net increase (decrease) in cash and cash equivalents	2,050	(3,446)
Cash and cash equivalents, beginning of the period	61,085	39,106
Cash and cash equivalents, end of period	$63,135	$35,660
Supplemental disclosure of cash paid:
Interest	$2,003	$2,448
Supplemental disclosure of non-cash transactions:
Overpayment of tax distributions to noncontrolling interests	$268	$—

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
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Noncontrolling Interests
Exchange of LLC Units for Common Stock. Beginning one year after the date of the Company's IPO, at the option of the holders, the common units of Norcraft Companies LLC (“LLC Units”), are exchangeable for cash, or, for the Company's common shares on a one-for-one basis, at the option of the Company. The LLC Units are exchangeable for an amount of cash per LLC Unit equal to the average of the daily per share volume-weighted average price of the Company's common stock for the 15 consecutive trading days immediately preceding the date of the exchange. As of March 31, 2015, the aggregate redemption value of the then-outstanding LLC Units owned by Norcraft Companies LLC members was approximately $62.0 million.
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
Net income attributable to noncontrolling interests is computed as follows:

	Three Months Ended
	March 31,
	2015	2014
Income before income taxes	$5,432	$2,794

Noncontrolling interests ownership percentage	12.29%	12.30%
Net income attributable to noncontrolling interests	$668	$344

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

3.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2015	2014
Numerator
Numerator for basic earnings per share - Net income attributable to Norcraft Companies, Inc.	$3,015	$2,013
Net income attributable to noncontrolling interests	668	344
Numerator for diluted earnings per share	$3,683	$2,357
Denominator
Denominator for basic earnings per share weighted average number of common shares outstanding	17,311,573	17,311,573

Basic and diluted net earnings per share	$0.17	$0.12

As of March 31, 2015 and 2014, there were 2,426,167 and 2,427,414 shares, respectively, of Norcraft Companies LLC outstanding that, subject to certain restrictions, can be exchanged for Company shares. Additionally, there were 1,142,383 and 1,136,672 options outstanding as of March 31, 2015 and 2014, respectively. Such exchangeable shares and options were not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive.

4.	Trade Accounts Receivable
Trade accounts receivable consists of the following:

	March 31, 2015	December 31, 2014
Trade accounts receivable	$30,679	$24,706
Less: allowance for uncollectible accounts	(632)	(529)
Trade accounts receivable, net	$30,047	$24,177

5.	Inventories
Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials and supplies	$14,240	$14,816
Work in process	3,696	3,386
Finished goods	7,950	5,028
Inventories	$25,886	$23,230

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

6.	Intangible Assets
Intangible assets consist of the following:

	March 31, 2015
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,426			$88,426

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(51,119)	15,881
Deferred financing costs		3,816	(803)	3,013
	$35,100	$70,816	$(51,922)	$53,994

	December 31, 2014
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,445			$88,445

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(50,002)	16,998
Deferred financing costs		3,816	(651)	3,165
	$35,100	$70,816	$(50,653)	$55,263

There were no events or circumstances during the three months ended March 31, 2015 to indicate that the assets, whether or not subject to amortization, should be evaluated for potential impairment. Under its accounting policy, the Company reviews indefinite-lived intangible assets for impairment annually during the fourth quarter of each year or when events or circumstances indicate that potential impairment may exist. The Company reviews finite-lived intangible assets for impairment when events or circumstances indicate the potential that impairment may exist.

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

7.	Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Salaries, wages and employee benefits	$7,894	$9,516
Liability under tax receivable agreements	5,067	5,067
Commissions, rebates and marketing programs	3,113	3,776
Workers’ compensation	1,286	1,568
Other, including product warranty accruals	4,304	4,140
Accrued expenses	$21,664	$24,067

Product warranty accrual activity for the three months ended is as follows:

	March 31, 2015	March 31, 2014
Beginning balance - December 31	$1,194	$1,018
Accruals for warranties	1,431	1,281
Claims paid	(1,397)	(1,252)
Ending balance - March 31	$1,228	$1,047

8.	Stock-Based Compensation
The Company has a management incentive plan, (the “Plan”) which provides for the grants of incentive stock options in Norcraft Companies, Inc. to selected employees of the Company. The Plan authorizes 2,029,413 total options.
Stock options vest with time-based vesting over a four year period for employees and a period commensurate with their initial term for Norcraft's directors. Upon vesting, each stock option entitles the option holder the option to purchase one share of Norcraft Companies, Inc. Stock options under the Plan were issued in 2013 concurrent with the IPO, with the exception of those stock options issued to Harvey Wagner and Edward Kennedy in connection with their appointments to Norcraft's board of directors during 2014. All stock options were issued with an exercise price equal to the then fair value of Norcraft Companies, Inc.'s common shares. No awards may be made after 10 years from the date of the Plan's adoption, but previously granted awards may continue beyond that date in accordance with their terms.
The fair value of the stock options granted is based on the Black-Scholes option-pricing model. In accordance with stock compensation guidance, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company granted no incentive stock options during the three months ended March 31, 2015.
Compensation expense related to incentive stock options was $0.5 million for each of the three months ended March 31, 2015 and 2014.

Three Months Ended
March 31, 2015
Weighted-average period over which the total compensation cost of non-vested options is expected to be recognized (months)	30.9

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

A summary of stock option activity under the Plan is as follows:

	Three Months Ended
	March 31, 2015
	Options	Weighted- Average Exercise Price
Beginning balance	1,142,383	$16.01
Granted	—	$—
Ending balance	1,142,383	$16.01
Exercisable	—	$—

The intrinsic value of the issued stock options and exercisable stock options at March 31, 2015 were $10.9 million and $2.7 million, respectively.
The total compensation cost of non-vested awards not yet recognized is approximately $5.4 million which will be expensed through October 2017.

9.	Long-Term Debt
Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
Term loan facility (due in 2020 with quarterly interest payments at LIBOR plus a margin of 4.25%)	$148,125	$148,500
Less: current portion	1,500	1,500
Long term debt	$146,625	$147,000

ABL Facility
In November 2013, in connection with a new senior secured term loan facility, Norcraft Companies, L.P. entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of November 14, 2013 (the “ABL Credit Agreement”) by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as swingline lender, as issuing bank, as administrative agent for the lenders and collateral agent for the secured parties. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and has a maturity date of November 14, 2018. As of March 31, 2015, the borrowing base was approximately $25.0 million.
The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing the Company's equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the Term Loan Facility and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of March 31, 2015, the Company was in compliance with these provisions.
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

As of March 31, 2015, there were no borrowings outstanding under the ABL Facility, however there was approximately $6.9 million outstanding under an undrawn letter of credit and unused commitments of approximately $18.1 million. The total availability under the ABL Facility based on the borrowing rate as of March 31, 2015 was approximately $25.0 million, of which approximately $18.1 million was unutilized.
Term Loan Facility
In November 2013, Norcraft Companies, L.P. entered into a $150.0 million senior secured term loan facility (the "Term Loan Facility") dated as of November 13, 2013 (the "Term Loan Agreement") by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and the other guarantors party thereto, as guarantors, the lenders party thereto from time to time, RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, Royal Bank of Canada, as syndication agent and as administrative agent for the lenders and collateral agent for the secured parties. The term loans under the Term Loan Agreement were issued at a discount on December 13, 2013, for total net proceeds of $149.3 million. Interest accrues at the LIBOR rate (as defined in the Term Loan Agreement which includes a 1.00% floor) plus a margin of 4.25%, which is payable at the end of each fiscal quarter. As of March 31, 2015, the total interest rate on the Term Loan Facility was 5.25%. Minimum required principal repayments are $1.5 million per year and are payable in quarterly installments at the end of each fiscal quarter. The Term Loan Facility has a maturity of December 13, 2020. Proceeds from this Term Loan Facility were used in combination with the proceeds of the Company's IPO to redeem all of the Company's 10.5% senior secured second lien notes and pay related transaction and financing costs.
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
Additionally, the terms of the Term Loan Facility limit Norcraft Companies, L.P.'s ability to (a) sell assets, (b) alter the business that Norcraft currently conducts, (c) engage in mergers, acquisitions and other business combinations, (d) declare dividends or redeeming or repurchasing the Company's equity interests, (e) incur additional debt or guarantees, (f) make loans and investments, (g) incur liens, (h) enter into transactions with affiliates, (i) engage in sale and leaseback transactions and (j) prepay certain Incremental Equivalent Debt (as defined in the Term Loan Agreement) and unsecured, junior secured and subordinated debt. The terms also include cross-default provisions. As of March 31, 2015, Norcraft Companies, L.P. was in compliance with these provisions.

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

10.    Tax Receivable Agreements and Income Taxes
Tax Receivable Agreements
The Company entered into three tax receivable agreements (“TRAs”), with the now former holders of SKM Norcraft Corp, the former holders of Trimaran Cabinet Corp. and the holders of common units of Norcraft Companies LLC:

•
Under the first of these TRAs, the Company generally is required to pay to the now former holders of common stock of SKM Norcraft Corp. 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to SKM Norcraft Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of SKM Norcraft Corp. relating to taxable years ending on or before the date of the Reorganization (calculated by assuming the taxable year of SKM Norcraft Corp. closes on the date of the Reorganization) that are or become available to the Company as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the TRA.

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

•
Under the third of these TRAs, the Company generally is required to pay to the holders of units of Norcraft Companies LLC (other than units that the Company or its subsidiaries holds) 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes that are created as a result of the exchanges of their units for restricted shares of the Compay's common stock or cash, including any basis adjustment relating to the assets of Norcraft Companies LLC and (ii) tax benefits attributable to payments made under the TRA.

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
Under each of the TRAs, the Company generally will retain the benefit of the remaining 15% of the applicable tax savings. Payments under each of the TRAs are not conditioned on the pre-IPO owners of Norcraft Holdings, L.P.'s continued ownership of the Company.

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
During the year ended December 31, 2014, management concluded that the future payments under the TRA's were probable and the Company recorded the full expense related to the TRA's of $37.7 million on its statement of financial condition an statement of comprehensive income (loss). This determination was largely based on recent periods of positive taxable income, recent projections indicating continued positive income in future periods, and recent economic and market conditions. Of the full TRA liability of $37.7 million as of March 31, 2015, $5.1 million is included in current accrued liabilities and $32.6 million is included in long-term liabilities.
In connection with the closing of the tender offer and merger with Fortune Brands Home & Security, Inc., the TRAs currently in effect will be terminated pursuant to tax receivable termination agreements. The transaction will result in early termination payments to certain shareholders and equityholders of Norcraft Companies LLC and Norcraft Companies, Inc. related to the TRAs.
Deferred Taxes
The Company's effective income tax rate for the three months ended March 31, 2015 was expense of 32.2%. During the the year ended December 31, 2014, management concluded that the realizability of its deferred tax asset is more likely than not and the Company reversed the full valuation allowance on its net operating loss carryforward amounts of $26.6 million. This determination was based on significant positive evidence, including:

•
Cumulative losses. While the Company has historically been in a significant negative cumulative loss position, the amount of this cumulative loss was not significant at September 30, 2014 and the Company was in a cumulative income position as of December 31, 2014 and March 31, 2015.

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

Norcraft Companies, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during the three months ended March 31, 2015. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at March 31, 2015 or December 31, 2014.
Fair Value Measurements on a Nonrecurring Basis
The Company had no assets or liabilities recorded at fair value on a nonrecurring basis at March 31, 2015 or December 31, 2014.
The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities. The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt.
Cash and Cash Equivalents. The carrying amount approximates fair value because of the short maturity.
Accounts Receivable and Accounts Payable. The carrying amount approximates fair value because of the short maturity.
Long Term Debt Facilities. The fair value of our term loan facility is based on significant other observable inputs (Level 2).
The estimated fair values of the Company's financial instrument as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan facility (Level 2)	$148,125	$148,866	$148,500	$147,758

The quoted fair market value of the financial instruments presented may not be indicative of their future values.

12.	Recently Issued Accounting Pronouncements
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
In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of adoption of this standard on the Company’s consolidated financial statements.

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
Overview
Norcraft Companies, Inc. was formed as a Delaware corporation and was incorporated on July 23, 2013 for the purpose of facilitating our initial public offering ("IPO"). Our common stock is listed on the New York Stock Exchange under the symbol "NCFT." Prior to the IPO, we underwent a reorganization (the "Reorganization"). As a result of the Reorganization , the assets and liabilities of Norcraft Holdings, L.P. are included in the financial statements of Norcraft Companies, Inc. at their carrying amounts as of the date of the Reorganization. All of our operations are conducted through Norcraft Companies, L.P. and its subsidiaries. Norcraft Companies, L.P. is an indirect wholly-owned subsidiary of Norcraft Holdings, L.P. The words “Company”, “we”, “us” and “our” refer to Norcraft Companies, Inc. and its subsidiaries.
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2014 Annual Report on Form 10-K.
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
In 2008 and 2009, we were affected by a significant down-turn in our industry and experienced a significant decrease in sales. In subsequent years, we experienced some sales stabilization and recovery, but this was coupled with margin pressure associated with a more competitive market place. Our sales increased 10.7% for the year ended December 31, 2014 as compared with the year ended December 31, 2013, and 17.6% for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The improved conditions that contributed to the increase in sales in 2013 have continued at a more moderate pace through 2014 and into 2015. Our sales increased 13.1% during the three months ended March 31, 2015, as compared to the same period during the prior year. Net income increased by $1.3 million, from $2.4 million for the three months ended March 31, 2014 compared to $3.7 million for the same period of 2015. Additionally, the contraction in the market caused us to be more aggressive with pricing and sales promotions. In order to gain market share, we continued these pricing and sales promotion efforts in 2010 through March 31, 2015, but at a more subdued pace in the latter portion of 2013 and throughout 2014.

Merger Agreement
On March 30, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fortune Brands Home & Security, Inc. (“Fortune Brands”), a Delaware corporation, and Tahiti Acquisition Corp. (the “Purchaser”), a Delaware corporation and indirect wholly-owned subsidiary of Fortune Brands. Pursuant to the Merger Agreement, the Purchaser will commence a cash tender offer for all of the outstanding shares of the Company's common stock on or before April 21, 2015, but in no event earlier than April 14, 2015 at a purchase price of $25.50 per share and upon the terms and subject to the conditions of the Merger Agreement. Consummation of the tender offer is subject to customary closing conditions, as set forth in the Merger Agreement. As soon as practicable following the consummation of the tender offer, after the expiration of a thirty-five day go-shop period, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company pursuant to the provisions of section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the merger, and the Company will survive as an indirect wholly-owned subsidiary of Fortune Brands.
The Merger Agreement contains customary representations, warranties and covenants of the parties. Until the earlier of the termination of the Merger Agreement and the consummation of the merger, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. Under certain circumstances and upon compliance with certain notice and other specified conditions set forth in the Merger Agreement, the Company may terminate the Merger Agreement to accept a superior proposal, which would require a termination fee of $20.0 million to be paid to Fortune Brands.
In connection with the signing of the Merger Agreement, certain funds and persons associated with Mark Buller, Saunders, Karp & Megrue and Trimaran Capital Partners who own directly or have the right to acquire, pursuant to certain exchange arrangements, approximately 53.6% of Norcraft Companies (excluding options), have entered into tender and support agreements with Fortune Brands and the Purchaser pursuant to which they have committed to tender their shares of Norcraft Companies in the tender offer and otherwise support the transactions contemplated by the Merger Agreement.
In connection with the closing of the tender offer and merger, the tax receivable agreements currently in effect will be terminated pursuant to tax receivable termination agreements. The transaction will result in early termination payments to certain shareholders and equityholders of Norcraft Companies LLC and Norcraft Companies, Inc. related to the tax receivable termination agreements. In addition, each outstanding unit of Norcraft Companies LLC not held by the Company or its subsidiaries will be exchanged for a share of our common stock, which will then be converted into the right to receive merger consideration of $25.50 per share. Finally, all outstanding and unexercised stock options granted under the 2013 Incentive Plan will be canceled in exchange for a cash payment to each option holder thereof.
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

Results of Operations
The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Three Months Ended
	March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	73.8%	74.4%
Gross profit	26.2%	25.6%
Selling, general and administrative expenses	18.0%	17.5%
Income from operations	8.2%	8.1%
Other expense:
Interest expense, net	2.3%	2.6%
Amortization of deferred financing costs	0.2%	0.2%
Expense related to tax receivable agreements	—%	1.9%
Other expense, net	—%	0.1%
Income before income taxes	5.7%	3.3%
Income tax expense	1.8%	0.5%
Net income	3.9%	2.8%

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Net Sales. Net sales increased by $11.0 million, or 13.1%, from $84.0 million for the three months ended March 31, 2014 to $95.0 million for the same period of 2015. The increase in sales was primarily attributable to increases in sales in all divisions, with Mid Continent making up over half of the increase, UltraCraft making up over twenty percent of the increase, the Winnipeg, Canada facility making up over fifteen percent of the increase and StarMark showing a modest increase. We believe we continued to increase our sales as a result of differentiated products across various price points, on-time delivery and high level of customer service. We also believe our promotional sales programs, which consist of discounts, rebates and spiffs, contributed to our increased sales during the period. Additionally, the overall increase in sales was also driven by industry growth.
Cost of Sales. Cost of sales increased by $7.6 million, or 12.2%, from $62.5 million for the three months ended March 31, 2014 to $70.1 million for same period of 2015. The increase was primarily attributable to the increased sales volume. Cost of sales as a percentage of net sales decreased from 74.4% for the three months ended March 31, 2014 to 73.8% for the same period of 2015.
Gross Profit. Gross profit increased by $3.4 million, or 15.7%, from $21.5 million for the three months ended March 31, 2014 to $24.9 million for the same period of 2015. The increase in gross profit was due to the increased net sales described above. Gross profit as a percentage of net sales increased from 25.6% for the three months ended March 31, 2014 to 26.2% for the same period of 2015. Beginning in 2013 and continuing through 2014 and into 2015, the Company was successful in shifting its product mix toward higher margin cabinets at all three domestic divisions. This shift resulted in a higher average selling price, which drove most of the increase in net sales. The higher average selling price also drove material costs as a percentage of net sales down. However, because the higher-margin cabinets are generally more complex to manufacture, the plants experienced some labor inefficiencies that offset the improved material cost percentage.
The timing and severity of the impact of the housing recession in 2007 through 2011 differed among our divisions, causing margins to diverge. Gross profit changes as a percentage of net sales varied by division and gross profit as a percentage of net sales for our divisions continued to converge during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, a trend we expect to continue as our business continues to recover from the housing recession.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.4 million, or 16.3%, from $14.7 million for the three months ended March 31, 2014 to $17.1 million for the same period of 2015. Selling, general and administrative expenses were greater than the prior year period mainly because of increased sales and marketing expenses to generate new customers, market our new products and support our increased sales volume, along with $1.2 million of acquisition related expenses in connection with the tender offer by Fortune Brands during the three months ended March 31, 2015. Selling, general and administrative expenses as a percentage of net sales increased from 17.5% for the three months ended March 31, 2014 to 18.0% for the same period of 2015.
Income from Operations. Income from operations increased by $1.0 million, or 14.2%, from $6.8 million for the three months ended March 31, 2014 compared to $7.8 million for the same period of 2015. The increase in income from operations was a result of the factors described above. Income from operations as a percentage of net sales increased from 8.1% for the three months ended March 31, 2014 to 8.2% for the same period of 2015.
Total Other Expense. Total other expense, which includes interest, amortization of deferred financing fees, expense related to tax receivable agreements and other expenses, decreased by $1.6 million, or 41.6%, from $4.0 million for the three months ended March 31, 2014 compared to $2.4 million for the same period of 2015. Total other expense as a percentage of net sales decreased from 4.8% for the three months ended March 31, 2014 to 2.5% for the same period of 2015. The decrease primarily resulted from expense related to the TRAs of $1.6 million during the three months ended March 31, 2014 as compared to no TRA expense during the three months ended March 31, 2015.
Income Tax Expense. The Company's effective income tax rate for the three months ended March 31, 2015 was 32.2%. During the year ended December 31, 2014, management concluded that the realizability of its deferred tax asset is more likely than not and the Company reversed the full valuation allowance on its net operating loss carryforward amounts of $26.6 million. This determination was based on significant positive evidence, including:

•
Cumulative losses. While the Company has historically been in a significant negative cumulative loss position, the amount of this cumulative loss was not significant at September 30, 2014 and the Company was in a cumulative income position as of December 31, 2014 and March 31, 2015.

•
Projected realization of net operating loss carry forward amounts. Projections of future taxable income based on the Company's recent actual performance and current industry data indicate utilization of all net operating loss carry forward amounts, even after giving effect to changes in significant deductible temporary differences between pre-tax earnings and taxable income.

Net Income. Net income increased by $1.3 million from $2.4 million for the three months ended March 31, 2014 compared to $3.7 million for the same period of 2015, for the reasons described above. Net income as a percentage of net sales improved from 2.8% for the three months ended March 31, 2014 to 3.9% for the same period of 2015.

Liquidity and Capital Resources
Cash Flows
Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under the ABL Facility.
Cash provided in operating activities was $6.9 million for the three months ended March 31, 2015, compared with cash used in operating activities of $0.7 million for the same period of 2014, an increase in cash provided of $7.6 million. This increase was mostly due to the increase in net income of $1.3 million for the three months ended March 31, 2015, as discussed above, and the changes in operating assets and liabilities provided of $4.7 million along with a non-cash add back due to the change in deferred income tax expense of $1.3 million during the three months ended March 31, 2015 compared to the same period in 2014.
Cash used in investing activities was $3.8 million for the three months ended March 31, 2015, compared with $2.1 million for the same period of 2014. Capital expenditures were $2.2 million for the three months ended March 31, 2015, compared with $0.8 million for the same period of 2014, an increase of $1.4 million. Additions to display cabinets were $1.6 million for the three months ended March 31, 2015, compared with $1.3 million for the same period of 2014, an increase of $0.3 million.

Cash used in financing activities was $1.0 million for the three months ended March 31, 2015, compared with $0.6 million for 2014. The $1.0 million of cash used for financing activities for the three months ended March 31, 2015 included $0.6 million in distributions to members for taxes and $0.4 million for repayment of debt on the senior secured term loan facility. The $0.6 million of cash used for financing activities for the three months ended March 31, 2014 also included $0.4 million for repayment of debt on the senior secured term loan facility as well as $0.2 million of payments in financing costs.
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
Debt Structure
ABL Facility. In November 2013, in connection with a new senior secured term loan facility, Norcraft Companies, L.P. entered into a senior secured first-lien asset-based revolving credit facility (the "ABL Facility") pursuant to a credit agreement dated as of November 14, 2013 (the "ABL Credit Agreement") by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, and Royal Bank of Canada, as swingline lender, as issuing bank, as administrative agent for the lenders and collateral agent for the secured parties. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and has a maturity date of November 14, 2018. As of March 31, 2015, the borrowing base was approximately $25.0 million.
The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing our equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the Term Loan Facility and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of March 31, 2015, the Company was in compliance with these provisions.
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

As of March 31, 2015, there were no borrowings outstanding under the ABL Facility, however there was approximately $6.9 million outstanding under an undrawn letter of credit and unused commitments of approximately $18.1 million. The total availability under the ABL Facility based on the borrowing rate as of March 31, 2015 was approximately $25.0 million, of which approximately $18.1 million was unutilized.
Term Loan Facility. In November 2013, Norcraft Companies, L.P. entered into a $150.0 million senior secured term loan facility (the "Term Loan Facility") dated as of November 13, 2013 (the "Term Loan Agreement"), by and among Norcraft Companies, L.P., as borrower, Norcraft Intermediate Holdings, L.P. and the other guarantors party thereto, as guarantors, the lenders party thereto from time to time, RBC Capital Markets and Keybank National Association, as joint lead arrangers and joint bookrunners, Royal Bank of Canada, as syndication agent and as administrative agent for the lenders and collateral agent for the secured parties. The term loans under the Term Loan Agreement were issued at a discount on December 13, 2013, for total net proceeds of $149.3 million. Interest accrues at the LIBOR rate (as defined in the Term Loan Agreement which includes a 1.0% floor) plus a margin of 4.25%, which is payable at the end of each fiscal quarter. As of March 31, 2015, the total interest rate on the Term Loan Facility was 5.25%. Minimum required principal repayments are $1.5 million per year and are payable in quarterly installments at the end of each fiscal quarter. The Term Loan Facility has a maturity of December 13, 2020. Proceeds from this Term Loan Facility were used in combination with the proceeds of our IPO to redeem all of the Company's 10.5% senior secured second lien notes and pay related transaction and financing costs.
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
Additionally, the terms of the Term Loan Facility limit Norcraft Companies, L.P.'s ability to (a) sell assets, (b) alter the business that Norcraft currently conducts, (c) engage in mergers, acquisitions and other business combinations, (d) declare dividends or redeeming or repurchasing our equity interests, (e) incur additional debt or guarantees, (f) make loans and investments, (g) incur liens, (h) enter into transactions with affiliates, (i) engage in sale and leaseback transactions and (j) prepay certain Incremental Equivalent Debt (as defined in the Term Loan Agreement) and unsecured, junior secured and subordinated debt. The terms also include cross-default provisions. As of March 31, 2015, Norcraft Companies, L.P. was in compliance with these provisions.
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

Off Balance Sheet Arrangements
Other than our operating leases and a letter of credit, there are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, capital expenditures or capital resources that are material to investors.
Contractual Obligations
See PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Fiscal 2014 Annual Report on Form 10-K for the details of our contractual obligations. Under the terms of the Term Loan Facility, we are subject to various negative covenants. Additionally, we have contractual obligations related to our operating leases.
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

•
Under the first of these TRAs, the Company generally is required to pay to the now former holders of common stock of SKM Norcraft Corp. as of immediately prior to the Reorganization 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to SKM Norcraft Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of SKM Norcraft Corp. relating to taxable years ending on or before the date of the Reorganization (calculated by assuming the taxable year of SKM Norcraft Corp. closes on the date of the Reorganization) that are or become available to the Company and the Company's wholly-owned subsidiaries as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the TRA.

•
Under the second of these TRAs, the Company generally is required to pay to the now former holders of common stock of Trimaran Cabinet Corp. as of immediately prior to the Reorganization 85% of the applicable cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes associated with any increase in tax basis attributable to Trimaran Cabinet Corp.’s original acquisition of interests in Norcraft Holdings, L.P., (ii) the net operating losses of Trimaran Cabinet Corp. relating to taxable years ending on or before the date of the Reorganization that are or become available to the Company and the Company's wholly-owned subsidiaries as a result of the Reorganization, and (iii) tax benefits attributable to payments made under the TRA.

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
During 2014, management concluded that the future payments under the TRAs were probable, and the Company recorded the full expense related to the TRAs of $37.7 million on its statement of financial condition and statement of comprehensive income (loss). This determination was largely based on recent periods of positive taxable income, recent projections indicating continued positive income in future periods and recent economic and market conditions. Of the full TRA liability of $37.7 million as of March 31, 2015, $5.1 million is included in current accrued liabilities and $32.6 million is included in long-term liabilities.
In connection with the closing of the transactions contemplated by the Merger Agreement, the tax receivable agreements currently in effect will be terminated pursuant to tax receivable termination agreements. The transaction will result in early termination payments to certain shareholders and equityholders of Norcraft Companies LLC and Norcraft Companies, Inc. related to the tax receivable agreements.
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

Critical Accounting Polices
In addition to the other information set forth in this report, including the updated critical accounting policies stated below, we have identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors. The estimates and assumptions are evaluated on an ongoing basis and actual results have been within the Company’s expectations. Except for the updated critical accounting policies described below, there have been no material changes to the policies from those previously disclosed in our annual report. The information below updates, and should be read in conjunction with, the critical accounting policies and information disclosed in the Form 10-K.
Income Tax Provision
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. During the the year ended December 31, 2014, management concluded that the realizability of its deferred tax asset is more likely than not and the Company reversed the full valuation allowance on its net operating loss carryforward amounts of $26.6 million. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
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

During 2014, the Company recorded a total liability of $37.7 million, representing the future payments under these tax receivable agreements. The amount and timing of any payments may vary based on a number of factors, including material changes in the relevant tax law, and the Company’s ability to earn sufficient taxable income to realize all tax benefits. Depending upon the outcome of these factors, we may be obligated to make substantial payments pursuant to the TRA. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates as well as the actual benefit it realized on the tax return.
In connection with the closing of the transactions contemplated by the Merger Agreement, the tax receivable agreements currently in effect will be terminated pursuant to tax receivable termination agreements. The transaction will result in early termination payments to certain shareholders and equityholders of Norcraft Companies LLC and Norcraft Companies, Inc. related to the tax receivable agreements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
We currently do not hedge against interest rate movements or foreign currency fluctuations. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to interest rates as discussed below.
Variable Interest Rates
Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At March 31, 2015, we had no borrowings on our variable rate ABL Facility; however future earnings could be affected by changes in interest rates.
Foreign Currency
We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 7% of our sales during the three months ended March 31, 2015 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollars.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, including the updated risk factor stated below, you should carefully consider the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The materialization of any risks and uncertainties identified in Part I, Item 2. Cautionary Note Regarding Forward Looking Statements and Information contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in material adverse effects on our financial condition, results of operations and cash flows. Except for the updated risk factor described below, there have been no material changes from the risk factors described in the Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in the Form 10-K.
Potential Future Adjustment to Deferred Tax Asset
Based on its recent history of earnings and recent projections indicating continued earnings in future periods, the Company reversed the full valuation allowance on its net operating loss carryforward amounts of $26.6 million (the “Deferred Tax Asset”) in its consolidated financial statements in our Fiscal 2014 Annual Report on Form 10-K. The value of this asset is based in part on estimates of future earnings, which are subject to change. In the event that these estimates change in the future, the book value of the Deferred Tax Asset may decrease. In such event, the recorded amount on the consolidated financial statements would go down and earnings for the associated period would be reduced by the same amount. Any such change could adversely affect the market price for the Company’s stock.
Further discussion on the analysis of our Deferred Tax Asset can be found in the Income Tax Expense discussion in the Results of Operations section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NORCRAFT COMPANIES, INC. (Registrant)

/s/ Mark Buller		/s/ Leigh Ginter
Mark Buller		Leigh Ginter
Chief Executive Officer		Chief Financial Officer

Date:	May 11, 2015	Date:	May 11, 2015
Signing on behalf of the Registrant and as Principal Executive Officer		Signing on behalf of the Registrant and as Principal Financial and Principal Accounting Officer